Form 10KSB
period 1996-03-31
CHATCOM INC
filed 1996-07-01
CIK 771642

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                 ____________


                                  FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1996

                        Commission file number 0-20462


                                 CHATCOM, INC.
                (Name of Small Business Issuer in Its Charter)
            CALIFORNIA                                        95-3746596
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

         9600 TOPANGA CANYON BOULEVARD, CHATSWORTH, CALIFORNIA  91311
                   (Address of principal executive offices)

                                 818/709-1778
                          (Issuer's telephone number)

        Securities registered under Section 12(b) of the Exchange Act:

                                              Name of Each Exchange
        Title of Each Class                    on Which Registered
        -------------------                    -------------------
               None                                    None

        Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, no par value
                               (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    X     No______
           -------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year: $14,790,335.

                                                                    Page 1 of 71
                                                        Exhibit Index on Page 21

     As of June 17, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to The Nasdaq Stock Markets' closing price on June 17, 1996, was approximately $17,121,000.

     The number of shares outstanding of the Registrant's only class of common stock, as of June 17, 1996, was 8,133,583.

Documents incorporated by reference:

     1. Notice of 1996 Annual Meeting and Proxy Statement (Part III of Form 10-KSB).

                             INDEX TO FORM 10-KSB

                               TABLE OF CONTENTS

                                                                 Page
                                                                 ----

                                    Part I
                                    ------

Item  1:       Description of Business........................     4

Item  2:       Description of Property........................    12

Item  3:       Legal Proceedings..............................    12

Item  4:       Submission of Matters to a Vote of Security
               Holders........................................    12

                                    Part II
                                   -------

Item  5:       Market for Common Equity and Related
               Shareholder Matters............................    14

Item  6:       Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.....................................    15

Item  7:       Financial Statements...........................    20

Item  8:       Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure...........................    20


                                   Part III
                                   --------

Item  9:       Directors, Executive Officers,
               Promoters, and Control Persons;
               Compliance with Section 16(a)
               of the Exchange Act............................    21

Item 10:       Executive Compensation.........................    21

Item 11:       Security Ownership of Certain
               Beneficial Owners and Management...............    21

Item 12:       Certain Relationships and Related
               Transactions...................................    21

Item 13:       Exhibits, List, and Reports on
               Form 8-K.......................................    21

                                 Page 3 0f 71

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     ChatCom, Inc. (the "Company") was incorporated under the laws of the State of California in March 1982. The Company originally was named "Astro Systems and Engineering, Inc." and changed to "Astro Sciences Corporation" in 1985. On February 9, 1996, the Company changed its name to "ChatCom, Inc."

     Originally an engineering and technical consulting services company, the Company acquired the assets of J&L Information Systems, Inc., a California corporation ("J&L") in 1988. From 1982 (prior to J&L's incorporation) through late 1985, J&L's primary activity consisted of the manufacturing and marketing of remote access products for TeleVideo Systems, Inc.'s multi-user systems. As the use of personal computer-based local area networks ("LANs") increased in 1986, J&L expanded its line of remote user access products to include Novell networks and networks of other emerging vendors. At the same time, J&L evolved into a publisher of asynchronous communications software for LANs.

     After the acquisition of J&L, the Company terminated its services business and concentrated completely on the J&L product business. This is currently the Company's only business activity.

     The Company's primary product line is the ChatterBox(TM) family of server consolidation and clustering systems, which support all the major network operating systems including Microsoft's Windows NT, Novell's NetWare, IBM's OS/2, etc..

     The Company also offers a software product known as Network Communications Server(TM), whose acronym is 'NCS/AX'. This product is used mainly by banks, insurance companies, law offices and government agencies.

     The Company currently employs approximately 74 people.

Description of Products
- -----------------------

     ChatterBox:  The current family includes two Series of multi-server systems
     ----------
evolved from earlier ChatterBox products. These systems are designed to meet the majority of network server needs:

     .  CORPORATE SERIES 2000, for medium to large scale network applications.
     . OFFICE SERIES 200, to satisfy the needs of the smaller department/branch office.

     Together, these two Series offer five ChatterBox models that utilize common server modules - making the whole family both functionally compatible and fully scaleable. Significant advantages of the product family over its competitors include:

     . Space Efficiency - high processor density in compact enclosures. At the top end, systems can be configured with as many as 112 Intel Pentium(R) processors in a single 19" rack enclosure.

     . Power efficiency - servers are powered by shared 'N+1' redundant power supplies.

     . Low mean-time-to-repair (MTTR) - all server modules and power modules are hot-swappable.

     . High level of manageability - ChatCom's proprietary Intelli-Management(TM) system provides monitoring and control over all subsystems, and works in conjunction with ChatCom's ChatView(TM) software. ChatView provides a user-friendly interface for local management of a ChatterBox system, as well as a communications interface for standards-based remote management (using SNMP).

     The open architecture of ChatterBox server subsystems supports the latest in Pentium processor technology. Processor speeds up to 200 MHz and memory sizes up to 256 MB are available, making these subsystems comparable to the most advanced stand-alone servers on the market today. Furthermore, a user's investment is protected because ChatterBox server modules are designed to be upgradeable as new technology emerges.

     ChatterBox servers support diverse applications, including Internet and Web server functions, e-mail and fax services, remote access (both 'remote control' and 'remote node'), database systems from Lotus Notes to Oracle environments, file server functions, multi-protocol routing including Internet access, gateway functions to IBM's SNA and SAA networks, and many more.

     Other system options include a RAID level 7 disk subsystem offering up to 215GB of highly-reliable storage, an Uninterruptible Power Supply (UPS), and the latest in software-based server clustering. All in all, ChatterBox systems are designed to support mission-critical applications, in which system failure or any unrecoverable loss of data are considered unacceptable.

     ChatterBox Office Series configurations range in price from about $5,000 up to about $35,000, while ChatterBox Corporate Series configurations range from $7,500 to more than $300,000.

     Network Communications Server (NCS/AX):  The NCS/AX is a combined
     --------------------------------------
Asynchronous and X.25 Communications Server. It consists of ChatCom's proprietary software residing in a user's host workstation. In some instances a plug-in multi-port serial card is included. This serial card permits up to sixty four (64) simultaneous calls through a single host computer. NCS/AX permits LAN users to share modems. NCS/AX can also support up to 128 simultaneous X.25 communications when used with an optional X.25 card.

     NCS/AX is designed to handle a single outgoing call on each of its serial ports. NCS/AX is available in 4, 8, and 16 port versions. Although the NCS/AX primarily handles outgoing calls to other LANs, database services such as LEXIS, and other systems, it can also be used to handle incoming calls.

     Revenue Contributed by Classes of Products: While ChatterBox is a
     ------------------------------------------
combination of hardware and software, it is essentially a hardware product. NCS/AX, on the other hand, is a software product with an add-in hardware card. The following tabular presentation states for each of the last three fiscal years the amount or percentage of the Company's total revenue contributed by ChatterBox products and by NCS/AX products:

                         Percentage of Total         Percentage of Total
     Fiscal Year         Revenue Contributed by      Revenue Contributed
     Ending March 31     ChatterBox(TM)Products      by NCS/AX Products
     ---------------     ----------------------      ------------------
     1994                         96%                         4%
     1995                         98%                         2%
     1996                         96%                         4%

     Sources and Availability of Raw Materials:  The "raw materials" that the
     -----------------------------------------
Company purchases to build its products include computer chips, power supplies, printed circuit boards, chassis, resistors, capacitors, and various electronic components. The sources for these raw materials are electronics distributors, including Arrow Electronics, Bell Industries, Hamilton/Avnet, and Intel. The availability of these raw materials is plentiful.

     The Company carries approximately 40% of its gross yearly sales in inventory at any one time. The Company is required to carry significant amounts of inventory to meet the rapid delivery requirements of its customers. In certain cases, inventories held by the Company are subject to obsolescence and the Company reports inventories net of a reserve for obsolescence.


Markets and Marketing
- ---------------------

     The Networking Market:  Products that serve as the building blocks for
     ---------------------
data/voice networks have traditionally fallen into two categories - those that utilize the same underlying technology as standard desktop personal computers
(PCs), and those that require specialized hardware and software. Included in the former group are Internet/Intranet servers, fileservers, database servers, and e-mail gateways, while the latter group includes products such as routers, bridges, remote access systems, and telephone switching systems. The reason for this differentiation was that PC technology was just not sufficiently powerful to support the high throughput requirements of the latter group.

     Companies such as Compaq, HP, IBM, Sun, Dell and others have been the traditional leaders in providing hardware for the server market, whereas companies such as Cisco, 3Com, Bay Networks, and Ascend have grown to billion-dollar corporations with products that address 'specialized' networking functions.

     The Marketing Approach:  Today, with the extraordinary power of
     ----------------------
technologies utilizing Intel's Pentium processors and DEC's Alpha processors, virtually all networking functions can be performed on PC-based hardware. Since ChatterBox integrates multiple server modules that are based on such PC-based technology into compact, power efficient, highly reliable and highly manageable systems, it is well-positioned to become an ideal platform for network server consolidation. The advantages of having a common, low-cost 'engine' for all networking applications are only now becoming apparent, and ChatCom is poised to make significant inroads into this emerging market.

     The Company will continue to pursue its objective of providing the most powerful, reliable and feature-rich products in the market. Whilst not the lowest priced products of their kind, the Company believes that ChatterBox systems will nonetheless rank among the best price/performance available, when the ChatterBox's numerous value-added capabilities are considered.

     The Marketing Organization:  The Company recently added two senior
     --------------------------
marketing personnel in the positions of Marketing Director and Director of Marketing Communications. Their responsibilities encompass developing the Corporate image and the product promotional strategies, as well as managing the implementation of these strategies in the form of trade shows, advertising, press releases, application stories, meeting industry analysts, etc.. The Marketing group is also responsible for establishing and implementing policy regarding the channels through which the Company's products are sold, and interfacing with the product development teams during various stages of product planning and development.

     Trade Shows and Advertising:  The Company plans to exhibit at the following
     ---------------------------
national trade shows during fiscal year 1997:

     .  NetWorld+InterOp, Las Vegas   -    April
     .  PC Expo, New York             -    June
     .  NetWorld+InterOp, Atlanta     -    September
     .  Comnet, Washington D.C.       -    January

     These shows offer the opportunity for broad exposure of the Company's products to both end-users and resellers, and are among the best-attended among the numerous shows that now serve the networking industry. At these four large shows, the Company will present its updated ChatterBox product line, in booths of at least 20' x 20' in size. In addition, the Company will maintain some presence at certain regional trade shows which address focused aspects of the industry, such as those put on by Novell and Microsoft user groups.

     In June, the Company launched a new advertising campaign, expanding its demographic coverage to address Information Technology (IT) executives as well as the LAN management personnel covered in previous campaigns. Studies and negotiations were conducted to determine the most cost-effective manner of reaching the target audiences, and four trade journals were selected to carry the new advertising campaign initially, namely LAN Times, Network World, InfoWorld and Government Computer News.

     The Company also intends to continue to advertise in selected card decks, due to the low cost and quality sales lead generation experienced in the past.

     Public Relations:   Both the new Marketing Directors are highly experienced
     ----------------
in maintaining an ongoing presence in the trade and business press. The Company will strive to generate a steady stream of industry-pertinent press releases, application stories, customer success stories and other public relations activities, to assist in developing an industry awareness of ChatCom and the ChatterBox family.

     Sales Channel Development:   The Company has traditionally sold its
     -------------------------
products through value-added resellers (VARs), and will continue to do so for a significant portion of its sales. However, the Company intends to continue to evaluate its VAR network, attract larger and technically skilled VARs, and train existing VARs to ensure high quality service and response to end-users. The Company perceives its VAR channel as a family of partners, and as such expects to work in close cooperation with them.

Product Management and Customer Service
- ---------------------------------------

     This new department has recently been created to help the Company pursue its stated objective of providing superior quality in both its products and service. A VP position has been created and filled to head-up the department.

     Product Management:  Under this new organizational structure, cross-
     ------------------
functional project teams are assigned to develop products and features according to well-defined Marketing Requirements Documents (MRDs). Each project team will be under the direction of a Product Manager, who will be responsible for ensuring that the project is completed according to specification, on time and within budget. All appropriate departments will be represented in each team, during relevant phases of a project, to ensure that important steps in the overall product development cycle are addressed in an appropriate manner and at an appropriate time (e.g. training Customer Service and Sales personnel about new products). This methodology will provide a more clear and measurable view to management of the status of all active projects.

     Customer Service:   The Customer Service organization is responsible for
     ----------------
processing all incoming service calls, managing in-warranty and out-of-warranty repair returns/shipments, and tracking all reported product problems. The Company intends to build its Customer Service group into a premier organization, capable of ensuring either immediate response to a call for service, or a return call within two hours.

Sales and Distribution
- ----------------------

     The Sales Organization:   The Sales organization reports to the VP of
     ----------------------
Sales, and is currently divided into five 'regions' - Eastern, Mid-Atlantic/South-Eastern, Central, Western and International. ChatCom has Sales offices in New York (Eastern region), Maryland (Mid-Atlantic/South-Eastern), Chicago and Houston (Central), and Chatsworth (Western), each staffed by a single regional sales representative. The International sales representative is based in Chatsworth. There are also four sales staff located at headquarters who provide inside support for the four domestic regions. The primary sales channel is through value-added resellers (VARs).

     In March 1996, the Company entered into a master reseller agreement with Anixter, Inc. ("Anixter") to provide the Company with a high-quality, national reseller. Pursuant to the master reseller agreement, Anixter will stock certain of the Company's products to provide immediate availability to its customers. The master reseller agreement includes stock rotation and price protection benefits to the reseller. The stock rotation provision allows Anixter to return inventory once per quarter for full credit, of a value not to exceed 10% of the previous quarter's purchases. The return of inventory pursuant to the stock rotation provision must be accompanied by a replacement order equal to or exceeding the value of the returned inventory. The price protection provision is intended to insulate the reseller from price reductions. Pursuant to the price protection provision, Anixter is entitled to receive a credit, at the time a price reduction is announced by the Company, equal to the difference between the price at which Anixter purchased the product and the price at which Anixter is entitled to purchase the product considering the price reduction for all inventory that Anixter had on hand at the time the price reduction was announced. At March 31, 1996, no credits were due to Anixter as a result of the stock rotation or price protection provisions.

     The Company, under certain conditions, sells its products directly to end-user customers. When this occurs, an attempt is made to involve a VAR in the appropriate region to provide customer training and support.

     Office of the President. The CEO has created two Senior VP staff positions
     -----------------------
reporting directly to him - the Senior VP of Technology, and the Senior VP of Business Development. The Office of the President was created to assemble the necessary talent to increase direct sales to large end-users and other major accounts, by focusing executive attention on large customers, and providing the Company with high level sales personnel and the capacity to communicate the needs of large customers to the product management teams.

     Significant Customers.  The Company received approximately 6%, 20% and 41%
     ---------------------
of its gross revenues from sales to GBC Technologies, Inc. ("GBC"), a former distributor of the Company's products, in the fiscal years ended March 31, 1996, 1995 and 1994, respectively. The Company and GBC terminated their relationship in February 1996 due primarily to a decreasing proportion of sales that were consumated through the distributor. The distributor sold to a network of VARs which in turn sold the Company's products to end-users.

Manufacturing
- -------------

     The Company buys various electronic and mechanical components from vendors and other manufacturers. Some are complete subassemblies, such as power supplies or custom-built chassis, while others are individual items such as bare circuit boards and chips. Rather than manufacture the actual electronic circuit boards used in the products, the Company subcontracts the mounting and soldering of these assemblies and then performs assembly, integration, and final testing.

     Because no heavy manufacturing such as wave soldering of circuit boards or sheet metal work is performed by the Company at its leased premises, the Company would be able, if it became necessary, to quickly increase its production levels with relatively little disruption to current operations. It is estimated that the Company is capable of doubling its present output with the addition of more assemblers and testers.

     OEM Sales.  The Company currently has agreements with original equipment
     ---------
manufacturers ("OEMs") to manufacture the Company's RAID subsystem products and to provide Novell(R) software to be bundled in the Company's products. Other than the foregoing the Company does not have any significant agreements with OEMs.

Competition
- -----------

     The Computer Industry.  The Company's business is, as is all of the
     ---------------------
computer hardware and software industry, extremely competitive and rapidly changing. Without continued refinement of existing products, and the development of new products, the Company could easily lose any competitive advantage it may possess. It is therefore essential that the Company devote substantial resources to research and new product development.

     Products that are competitive with ChatterBox fall into two main categories:

     .  Racked-and-stacked' stand-alone servers
     . Integrated, purpose-designed rack-mounted systems (similar to ChatterBox)

     The former group simply comprises many stand-alone servers (e.g. from manufacturers such as Compaq, HP, IBM, Dell, etc.) placed on custom metal racks. Metal rack systems are available from numerous companies such as Wright Line, Ergotron, American Network Products,

NetCom3, Kewaunee and others. While this approach does allow a user to maintain some degree of tidiness, it does not significantly save space, nor does it reduce power or cabling requirements. Furthermore, it does nothing to consolidate the manageability of the separate systems. Nonetheless, the Company considers its major competition to be these 'racked-and-stacked' server systems.

     Among the second group of competitors (purpose-designed systems), two manufacturers have been traditionally considered the Company's key competition
- -  Cubix and CommVision.

     Cubix Corporation:   A strong player in managed systems-level platforms for
     -----------------
Communications and Application servers, Cubix manufactures a platform with similar functionality as ChatCom's product line. Cubix has successfully marketed its product line by consistently communicating its product strengths.

     CommVision: A relatively new company, CommVision has experienced lower
     ----------
sales volume than Cubix and ChatCom. CommVision's product, called the CommSwitch, provided superior density and speed when it was released in January 1995. However, in the Company's opinion, CommVision has subsequently failed to make meaningful advances to its technology.

     In order to position itself as the superior choice in its marketplace, ChatCom plans to increase its efforts to convey a consistent message regarding those problems that the ChatterBox product line solves in ways that no other manufacturer can. Additionally, ChatCom will embrace a philosophy of 'Customer Intimacy'. This philosophy combined with a clear, consistent message of product and service superiority will enable ChatCom to reclaim its deserved recognition among potential users.

New Product Development
- ------------------------

     The Computer Industry:  The Company's business is, as is all of the
     ---------------------
computer hardware and software industry, extremely competitive and rapidly changing. Without continued refinement of existing products, and the development of new products, the Company could easily lose any competitive advantage it may possess. It is therefore essential that substantial resources be devoted to research and new product development.

     Recent Developments:   As described previously, the Company is in the
     -------------------
process of repositioning its products as a family of systems, rather than a collection of building blocks. In creating the Corporate and Office Series products, significant new system management features have been introduced. These comprise ChatCom's proprietary Intelli-Management(TM) monitoring and control system, coupled with a major new version of the Company's ChatView(TM) management software. Version 3 of this software operates in Microsoft's Windows NT environment, and allows a ChatterBox system to be managed through industry-standard SNMP-based products such as HP's OpenView or CastleRock's SNMP/PC.

     In fiscal year 1996, the Company introduced its ChatTwin(TM) line of server modules. The ChatTwin contains two complete processing units on a single board, and fourteen such boards can be housed in a single card cage. The Corporate Series Model 2040 can house up to four card cages, which provides capacity for up to 112 processors in a 6.5' high cabinet that occupies just 5 square feet of floor space (approximately).

     As originally introduced, ChatTwin supported the full line of Intel's 80486 processors. The Company is currently developing a processor board that will allow the installation of Intel Pentium processors on the ChatTwin server module. This Pentium upgrade will be reverse compatible with a significant portion of the server modules sold by the Company to date, allowing users with 286, 386 and 486 based units to upgrade their processing capability to current Pentium technology. The Company expects the Pentium upgrade to be released in the second quarter of fiscal year 1997.

     In fiscal year 1996, the Company also introduced the ChatPowerPlus redundant, hot-swappable module power supply unit for its processing systems. The ChatPowerPlus unit is based on the "N+1" concept whereby the user populates the unit with the number of power modules needed to provide power to the processor units plus an additional power module. As the power modules can be exchanged without powering down other power modules, and the load placed on a failed power module is automatically switched over to operating power modules, a power module failure does not result in the failure of any processing units and the failed power module may be replaced without the interruption of any processing. Because the ChatPowerPlus holds up to four power modules that are individually exchangable, the user may obtain true fault tolerance and redundancy by employing power modules with 133% of the user's maximum power needs, as opposed to the 200% required by most redundant power systems. The Company knows of no systems offered by its competitors that provide the processing power density of its systems utilizing the ChatTwin and ChatPowerPlus units.

     Other projects that are nearing completion include introduction of a Pentium Pro processor board upgrade for the ChatExpress family of server modules, as well as a lower-priced family of Pentium-based ChatExpress modules than those currently offered. The Pentium Pro is Intel's latest technology, offering processor speeds up to 200MHz. With the introduction of ChatCom's Pentium Pro server module, the Company will continue its tradition of staying on the leading edge of hardware technology. The new lower-priced ChatExpress Pentium-based modules will allow the Company to remain competitive in a market that has become accustomed to constantly diminishing prices.

     Future Developments:  The Company has and will continue to develop products
     -------------------
for the server consolidation market, with emphasis on those products which involve hardware as well as software. The Company's management feels that with its current server module designs, the introduction of the next generation of processor chips can be accommodated into certain of the Company's products with little or no redesign required. Management expects this characteristic of the Company's products to reduce the time to market for future technology upgrades.

     Research and Development.  The Company has spent approximately $914,000,
     ------------------------
$877,000, and $532,000 on company-sponsored research and development activities during the fiscal years ended March 31, 1996, 1995, and 1994, respectively. The cost of such activities is not borne directly by customers.

Environmental Laws
- ------------------

     Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, likely will not have a significant effect upon the capital expenditures, earning, and competitive position of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's present office and manufacturing facility is located at 9600 Topanga Canyon Boulevard, Chatsworth, California, and comprises approximately 25,000 square feet. This space was leased for a five (5) year term that expires on November 30, 1998 with rental payments of approximately $153,000 for fiscal year 1996. This facility is devoted to the Company's corporate, administrative and manufacturing and assembly activities. Approximately 50% of the space is allocated to production, 15% to sales and marketing, 15% to administration, and 20% to engineering and product support laboratories.

     The Company does not intend to acquire real estate, interests in real estate, or real estate mortgages, for investment. It has been and will continue to be for the foreseeable future, the Company's policy to reinvest its earnings, if any, in its business to increase the working capital and to expand the production capacity of the Company.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding, the outcome of which it believes could have a material adverse effect on the Company. The Company is not aware of any proceeding contemplated by a governmental authority. From time to time the Company may be a party to legal actions arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal year 1996, the Company submitted the following matters to a vote of security holders at the annual meeting of shareholders, which was held on February 8, 1996:

     (1)  Name Change - The Company proposed the change of the name of the
          -----------
          Company from "Astro Sciences Corporation" to "ChatCom, Inc." in order to unify the name by which the Company is known in the investment community with the name by which it is known to its customers. The name selected was also intended to more accurately reflect the nature of the Company's business and products. The proposal passed with 4,965,768 votes for, 16,165 votes against and 1,549,154 votes withheld.

     (2)  Slate of Directors - The Company proposed the following slate of
          ------------------
          directors for service until the next annual meeting of shareholders:
          Mr. Richard F. Gordon, Jr., Mr. A. Charles Lubash, Mr. George L. Lazik, PhD., Mr. Gerald R. Sayer, PhD., Mr. James D. Edwards, Mr. Philip B. Smith and Mr. Sanford C. Sigoloff. The entire slate of directors proposed by management were elected by the following votes:

                                         Votes             Votes
                                          For             Withheld
                                     --------------   --------------
          Mr. Gordon                    4,850,250         1,690,500
          Mr. Lubash                    5,000,100         1,522,150
          Mr. Lazik                     5,025,150         1,515,600
          Mr. Sayer                     6,540,650               100
          Mr. Edwards                   6,540,750               -0-
          Mr. Smith                     6,540,650               100
          Mr. Sigoloff                  6,540,650               100

     (3)  Amendment to the 1994 Stock Option Plan - The Company proposed an
          ---------------------------------------
          amendment to the 1994 Stock Option Plan to amend the formula options to be granted to non-employee directors of the Company in order to attract and retain qualified directors of the Company. The proposal passed with 6,492,442 votes for, 25,324 votes against and 19,116 votes withheld.

     (4)  Ratification of the Company's Auditors - The Company proposed the
          --------------------------------------
          ratification of Deloitte & Touche, LLP as the independent auditors for the Company for the fiscal year ended March 31, 1996. The proposal passed with 4,834,030 votes for, 1,595,092 votes against and 91,431 votes withheld.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock currently trades on The Nasdaq Stock Market, listed under SmallCap issues and quoted under the symbol "CHAT." Such stock began trading on The Nasdaq Stock Market in February 1993 under the symbol "AOSC." On February 23, 1996, the Company's common stock began trading under the symbol "CHAT" as a result of the change in the name of the Company.

     The following table presents the range of the high and low bid prices for the Company's shares for the periods indicated. The number of transactions in the public trading market for the Company's common stock is limited. The information has been obtained from the listing of Nasdaq SmallCap quotations in the Wall Street Journal. The eighteen (18) known market makers for the Company's stock are Barron Chase Securities, Inc.; Comprehensive Capital Corporation; Ernst & Company; Fahnestock & Co., Inc.; Harriman Group, Inc.; Herzog, Heine and Geduld, Inc.; Josephthal, Lyon & Ross; Mayer & Schweitzer, Inc.; Knight Securities, L.P.; NAIB Trading; Nash, Weiss & Co.; Redstone Securities; Sharpe Capital, Inc.; Sherwood Securities Corporation; Troster Singer Corporation; Wedbush Morgan Securities; Don Weckstein and Company, Inc. and Wien Securities Corp. The bid prices reflect inter-dealer prices, do not reflect any retail mark-up, mark-down,commissions or transaction costs, may not represent any actual transactions, and are not necessarily a reliable indication of the prices at which more than a limited number of shares would trade.

                         Fiscal Year 1996      Fiscal Year 1995
                       --------------------- ---------------------
     Quarter            High Bid    Low Bid   High Bid    Low Bid
     -------           ----------  --------- ----------  ---------
     First Quarter      $5.50       $3.125    $3.50       $2.50

     Second Quarter     $3.875      $2.875    $2.625      $1.00

     Third Quarter      $3.25       $1.50     $3.00       $1.25

     Fourth Quarter     $2.625      $1.625    $5.875      $2.125

     As of June 11, 1996, there were 634 stockholders of record of the Company.

     No dividends have been declared or paid on the Company's common stock by the Company. Management of the Company does not intend to pay any cash dividends on common stock in the foreseeable future. Instead, it is anticipated that the Company will retain any earnings to finance its operations and growth.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended March 31, 1996, Compared to the Fiscal Year Ended March 31, 1995
- --------------------------------------------------------------------------------

     The Company recorded a net loss of approximately $1,968,000 for the fiscal year ended March 31, 1996, on revenues of approximately $14,790,000 as compared to net loss of $1,928,000 on revenues of $14,962,000 for the year ended March 31, 1995.

     Sales and Costs of Goods Sold
     -----------------------------

     Sales decreased $172,000, or 1%, from $14,962,000 to $14,790,000.  The decrease in sales was entirely due to decreased fourth quarter sales. Sales for the quarter ended March 31, 1996 were $2,383,000 as compared to $5,163,000 for the quarter ended March 31, 1995, which represents a $2,780,000, or 54%, decrease. The Company believes that the decrease was due at least in part to decreased marketing expenditures in the third and fourth fiscal quarters of fiscal 1996 due to cash constraints, the lack of a federal budget during that period which slowed government purchases of durable goods and the proliferation of alternate remote access solutions that offer lower performance at a lower cost. The liquidity provided by the completion of private placements of preferred stock have allowed the Company to increase and focus its marketing and product development efforts in the first quarter of fiscal 1997. The Company believes that the effects of federal budgeting constraints are temporary. The Company also believes that products which are currently in development will afford its customers with increased performance without increased costs and allow the Company's products to penetrate markets outside of its traditional remote access niche.

     Cost of goods sold increased $214,000, or 2%, from $9,668,000 to $9,882,000. The increase was due entirely to an increase in manufacturing labor and overhead of $220,000. The manufacturing labor and overhead increased primarily due to increased volume of production that was experienced during the first nine months of the fiscal year.

     Selling Expense
     ---------------

     Selling expenses increased $198,000, or 6%, from $3,230,000 to $3,428,000.
The increase was primarily attributable to an increase of $140,000 in advertising and business promotion related expenses and a $42,000 increase in marketing consulting.

     General and Administrative Expense
     ----------------------------------

     General and administrative expense increased $551,000, or 38%, from $1,453,000 to $2,004,000. The increase was attributable to the consulting expenses of $85,000 related to the utilization of an interim president and chief executive officer from July 1995 to March 1996, approximately $100,000 related to officers' and directors' liability insurance premiums for a policy that was initiated in June 1995, approximately $120,000 in management consulting fees related to the restructuring of the Company's management and the search for the Company's permanent president and chief executive officer, an increase of approximately $93,000 in legal and accounting fees relating to transition costs for the change in corporate counsel and the filing of registration statements, an increase of consulting fees of $43,000 related to financial public relations and a $40,000 increase in sales tax expense that resulted from an audit of fiscal 1992, 1993 and 1994 sales taxes.

     Compensation Expense due to Stock Options
     -----------------------------------------

     Compensation expense due to the extension of stock options decreased $928,000, or 98%, from $948,000 to $20,000. The compensation expense recorded in fiscal 1996 related to options granted to directors pursuant to the formula option provision of the 1994 Stock Option Plan which provided for the grant of options at 75% of the market price. Subsequent to that grant the formula option provision of the 1994 Stock Option Plan was amended, whereby future grants of options shall be exercisable at market price as of the date of grant. The compensation expense recorded in fiscal 1995 related to the extension of the exercise terms of options to purchase 744,000 shares of common stock.

     Severance Expense
     -----------------

     The Company recorded a severance expense of $322,000 related to the payments that the Company has agreed to pay to former executive officers of the Company pursuant to the remaining terms of their employment contracts.

     Research and Development Expense
     --------------------------------

     Research and development expense increased $37,000, or 4%, from $877,000 to $914,000. The increase was primarily due to salary increases awarded to employees and an increase in materials for prototypes.

     Interest Expense
     ----------------

     Interest expense decreased $175,000, or 49%, from $358,000 to $183,000, due to the lower levels of debt financing throughout the year, which was made possible by the proceeds of a private placement of common stock and warrants at the end of fiscal 1995.

     Income Taxes
     ------------

     Income taxes decreased $351,000, or 99%, from $355,000 to $4,000. The decrease was due to an addition to the valuation reserve for deferred tax assets in the fiscal year ended March 31, 1995, which effectively reserved all amounts previously recorded as deferred tax assets.


Results of Operations for the Fiscal Year Ended March 31, 1995, Compared to the Fiscal Year Ended March 31, 1994
- --------------------------------------------------------------------------------

     The Company recorded a net loss of approximately $1,928,000 for the fiscal year ended March 31, 1995, on revenues of approximately $14,962,000. In the fiscal year ended March 31, 1994, the Company recorded a net loss of approximately $292,000 on revenues of approximately $11,725,000. Approximately $949,000 of the loss reported for the fiscal year ended March 31, 1995 was attributable to compensation expense recorded as a result of the extension of exercise terms of non-qualified stock options.

     Sales and Costs of Goods Sold
     -----------------------------

     Sales increased $3,237,000, or 28%, from $11,725,000 to $14,962,000, due primarily to overall growth of the remote access and local area network industry and the increased sales and marketing efforts. The growth in demand caused an increase in unit sales of the ChatterBox(TM) family of products by approximately 43%. This increase was mitigated by a decrease in sales price per unit of approximately 13% on ChatterBox(TM) products and a decrease in the unit sales of the NCS family of products which caused a decrease in sales revenue from NCS products of approximately 1%. The reported sales were also affected by a $146,000 credit granted to its distributor relating to the Company's reduction in pricing. Approximately 1% of sales revenue is attributable to the introduction of an Intel Pentium(TM) based processor board in February 1995. The increase in sales was of a greater magnitude than that experienced in the prior year due, at least in part, to a lowering of the prices of the Company's products in July 1994 to make the products more competitive. Costs of goods sold increased $2,525,000, or 36%, which is attributable to the increase in unit sales which was partially mitigated by decreases in costs of electronic components, primarily CPU chips. The increase in manufacturing labor and overhead of approximately 7% was of a significantly lesser magnitude than the increase in unit sales, due to the spreading of fixed manufacturing costs over a greater amount of product, which also contributed to the fact that the percentage increase in cost of sales was less than the percentage increase in unit sales. Included in cost of goods sold for fiscal 1995 was a charge of $324,418 to increase the valuation reserves for obsolete and excess inventories, as compared to a charge of $125,202 for an increase in such valuation reserves for fiscal 1994.

     Selling Expense
     ---------------

     Selling expenses increased $619,000, or 24%, from $2,611,000 to $3,230,000.
The increase was the result of a concerted decision by management to increase sales and marketing efforts to enable the achievement of management's goal of continued growth considering the increasing competitive forces in the industry. The increased selling expenses included (i) a 43%, or approximately $217,000, increase in advertising expenses; (ii) a $26,000, or 34%, increase in depreciation expense related to additional workstations and additional on-site demonstration equipment, and (iii) a 38%, or approximately $386,000, increase in sales and marketing payroll, commissions and employee taxes and benefits. The increase in salaries, commissions, payroll taxes and benefits was the result of the addition of two regional sales managers in the last quarter of fiscal 1994, the addition of two outside salespersons in the first half of fiscal 1995, the addition of a technical support manager, a marketing director and an after sales support technician in the first quarter of fiscal 1995, the addition of a telemarketer in the second quarter of fiscal 1995, and increased sales commissions resulting from the increase in sales revenue and a restructuring of the sales commission program. The remaining increase in selling expense was attributable to increases in various and sundry expenses primarily due to the expansion of the workforce.

     General and Administrative Expense
     ----------------------------------

     General and administrative expenses decreased $128,000, or 8%, from $1,580,000 to $1,452,000. The decrease was primarily caused by lower compensation levels for certain key executives, which resulted in a decrease of $134,000, or 32%, and corporate moving expenses and employee relocation expenses that were incurred in fiscal 1994 in the amounts of $42,000 and $64,000, respectively.

     Compensation Expense Related to Stock Option Extensions
     -------------------------------------------------------

     On August 11, 1994 the Board of Directors of the Company resolved to extend all non-qualified options then outstanding to expire at a date exactly ten years subsequent to the date of grant. The resolution affected options to purchase 744,000 shares of common stock at an exercise price of $0.60 per share. The market price of the common stock at the date the extension was effected was $1.875 per share. The extension resulted in the recording of $948,600 in compensation expense and an addition to additional paid-in capital of $948,600. The amount recorded as compensation expense represents the difference between exercise price of the options and the market value of the common stock on the date the extension was effected multiplied by the number of shares under option.

     Research and Development Expense
     --------------------------------

     Research and development expenses increased approximately $344,000, or 65%, from $532,000 to $876,000. Management considered an increase in research and development expenses necessary to maintain the technical advantages of current products and to decrease the time necessary to develop and introduce new products. The funds expended for research and development activities resulted in the development of the Pentium(R) based processor units, the Chat PowerPlus(TM) product, the dual processor board product and the ChatExpress-486(TM) product. The increase included an increase of salaries, payroll taxes and benefits of $157,000, or 42%; a $59,000, or 146%, increase in engineering consulting expenses; and a $96,000, or 200%, increase in prototype expenses. The increase in payroll related expenses was attributable to the addition of a technical writer, a software engineer, and two hardware engineers in the second half of fiscal 1994. The increase in consulting expenses and prototype expenses resulted from the increase in the number and complexity of engineering projects in progress during fiscal 1995.

     Interest Expense
     ----------------

     Interest expense increased from approximately $149,000 to $358,000, or 140%. Approximately $69,500 of the increase related to borrowings under a bank line-of-credit agreement and bank term loans. Of the increase in bank interest, approximately $35,000 related to the increase in the prime lending rate, approximately $16,000 related to default interest that was imposed by the bank and the remainder was due to an increase in the amounts advanced under the borrowing agreements.

     Approximately $142,000 of the increase in interest expense relates to convertible subordinated debt that was issued by the Company in May 1994 and retired in March 1995. Included in interest expense relating to the convertible subordinated debt was cash interest and fees of $87,000, and $55,000 as consideration for extensions granted by the creditors. The consideration for the extensions was in the form of common stock and warrants.

     Income Taxes
     ------------

     The Company recorded income tax expense of $355,000, which relates almost entirely to additions to the valuation reserves for deferred tax assets. In the fourth quarter of fiscal 1995, the Company re-evaluated the valuation of its deferred tax asset. As a result of the re-evaluation, considering recent operating losses, the Company determined that it was appropriate to record an addition to the deferred tax asset valuation reserve in the amount of $354,000. As of March 31, 1995, the Company has fully reserved all deferred tax assets. The revaluation of the asset was necessitated by the reporting of operating losses for the two most recent fiscal years and uncertainty related to future operating results.

Financial Condition as of March 31, 1996
- --------------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     During the year ended March 31, 1996, the Company had a negative cash flow from operations of $925,000. Additionally, $190,000 of cash was expended for the purchase of capital assets that are used in operations. The negative operating cash flow was primarily the result of the net loss of $1,968,000, which was partially mitigated by collections of accounts receivable. The Company managed its capital resouces throughout the year by utilizing an asset-based line-of-credit agreement that allowed for increased borrowings with increases in accounts receivable balances. Financing activities provided a positive cash flow of $726,000 primarily due to the private placement of Series B 6% Redeemable Convertible Preferred Stock, $20,000 stated value per share(the "Series B Preferred Stock") in the amount of $1,294,000.

     In March 1996, the Company sold 75 shares of Series B Preferred Stock for gross proceeds of $1,500,000 (net proceeds of $1,294,000) and in May 1996, the Company sold 75 shares of Series C 6% Redeemable Convertible Preferred Stock, $20,000 stated value per share(the "Series C Preferred Stock") for additional gross proceeds of $1,500,000 (net proceeds of approximately $1,325,000). A portion of the proceeds from the sale of these securities was utilized to repay the amounts previously advanced under the Company's line-of-credit financing agreement on May 2, 1996, and the line-of-credit agreement was terminated. The repayment of the line-of-credit allowed the Company to liqudate the $500,000 certificate of deposit that was pledged as additional collateral for the line-of-credit. Exercises of outstanding options and warrants to purchase 301,000 shares of the Company's common stock generated an additional $850,500 of capital for the Company in June 1996.

Liquidity
- ---------

     The Company previously relied upon a line-of-credit financing arrangement for working capital to support its operations. The amount of borrowing that was available under the Company's line-of-credit agreement was dependent upon the Company's accounts receivable balances, the nature of the accounts receivable balances, and the amounts outstanding under the line-of-credit. The Company's maximum borrowing capacity under the line-of-credit was $3,500,000. Accordingly, the Company was able to finance revenue growth as the available borrowings generally increased with the increase of accounts receivable balances that accompany such growth. However, the Company repaid all amounts owing under the line-of-credit in May 1996. The Company has not replaced this line-of-credit with another line-of-credit financing facility and has no immediate plans to do so. The Company intends to meet its short-term working capital needs with the remaining proceeds from a private placement of equity securities that it completed in May 1996 and proceeds from exercises of warrants and options in June 1996. The Company has incurred operating losses in each of its last three fiscal years. Should the Company continue to experience operating losses in the future which results in a significant utilization of liquid resources, the Company's liquidity and its ability to sustain operations at current levels could be materially, adversely affected. Should the Company experience significant growth in revenues that requires the utilization of significant liquid resources for the financing of increased accounts receivable and inventory balances, the Company may seek a new line-of-credit financing agreement to assist in meeting such cash requirements. The Company does not currently have a commitment from any third party to provide short-term financing.

     The Company believes that the infusion of capital in the amount of $2,172,500 subsequent to March 31, 1996, coupled with the restructuring of management, the introduction of new products, new marketing initiatives and plans for the more effective utilization of resources will provide the Company with sufficient capital resources and revenues to sustain operations for a reasonable period of time.

     The Company may seek additional public or private financing to meet its longer term capital needs if market conditions are favorable. If additional funds are raised through the issuance of equity securities, it is likely that the Company will be required to sell such securities at a substantial discount to the current market price for the Company's Common Stock, the percentage ownership of the then current shareholders of the Company will be reduced, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its shareholders. Any increase in the outstanding number of shares of Common Stock or options and warrants may have an adverse effect on the market price of the Common Stock and may hinder efforts to arrange future financing.

     The Company has no material commitments for capital expenditures as of the date hereof. The Company anticipates, however, acquiring additional equipment and fixtures from time to time as considered necessary by the Company's management.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
- --------------------------------------------------------------------------------

     Except for the historical information contained herein, the matters discussed in this annual report are forward looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's various filings with the Securities and Exchange Commission, including without limitation the Registration Statement on Form S-3 (Registration No. 333-3792) which was declared effective by the Securities and Exchange Commission on June 7, 1996.

Item 7.   FINANCIAL STATEMENTS

     The Company's financial statements appear on pages 27 to 43 of this Annual Report on Form 10-KSB, following Part IV.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company hereby incorporates by reference the information contained under the headings "Election of Directors" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" from its definitive Proxy Statement to be delivered to the Shareholders of the Company in connection with the 1996 Annual Meeting of Shareholders, to be held on September 5, 1996.

Item 10.  EXECUTIVE COMPENSATION

     The Company hereby incorporates by reference the information contained under the headings "Executive Compensation" from its definitive Proxy Statement to be delivered to the Shareholders of the Company in connection with the 1996 Annual Meeting of Shareholders, to be held on September 5, 1996.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company hereby incorporates by reference the information contained under the headings "Security Ownership of Principal Stockholders and Management" from its definitive Proxy Statement to be delivered to the Shareholders of the Company in connection with the 1996 Annual Meeting of Shareholders, to be held on September 5, 1996.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hereby incorporates by reference the information contained under the headings "Certain Transactions with Management" from its definitive Proxy Statement to be delivered to the Shareholders of the Company in connection with the 1996 Annual Meeting of Shareholders, to be held on September 5, 1996.

Item 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) The following financial statements are included as part of this Annual Report on Form 10-KSB:

          Independent Auditors' Report

          Balance Sheets as of March 31, 1996, and 1995.

          Statements of Operations for the Years Ended March 31, 1996, 1995, and 1994.

          Statements of Cash Flows for the Years Ended March 31, 1996, 1995, and 1994.

          Statements of Stockholders' Equity for the Years Ended March 31, 1996, 1995, and 1994.

          Notes to Financial Statements

                 The following exhibits are filed with this Form 10-KSB or are incorporated herein by reference to the document described:

            3.1 Articles of Incorporation of Astro Systems and Engineering, Inc., filed March 22, 1982 are incorporated by reference to
                 Exhibit 3(a) to the Company's Form 10 Registration Statement as amended by Form 8, Amendment No. 2, dated January 22, 1993 (the "Company's Form 10").

            3.2 Certificate of Amendment of Articles of Incorporation filed March 26, 1984, is incorporated by reference to Exhibit 3(b) to the Company's Form 10.

            3.3 Certificate of Amendment of Articles of Incorporation filed May 28, 1985, is incorporated by reference to Exhibit 3(c) to the Company's Form 10.

            3.4 Certificate of Amendment of Articles of Incorporation filed January 10, 1991, is incorporated by reference to Exhibit 3(d) to the Company's Form 10.

            3.5 Certificate of Determination filed with the California Secretary of State on January 10, 1991, is incorporated by reference to Exhibit 3(e) to the Company's Form 10.

            3.6 Restated Bylaws, dated April 7, 1982, is incorporated by reference to Exhibit 3(f) to the Company's Form 10.

            3.7 Certificate of Amendment of Bylaws dated January 9, 1991, is incorporated by reference to Exhibit 3(g) to the Company's Form 10.

            3.8 Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 6, 1993, is incorporated by reference to the Company's 1994 Form 10-KSB.

            3.9 Certificate of Amendment of Articles of Incorporation filed Determination filed with the California Secretary of State on February 14, 1996.

           3.10 Certificate of Determination and Decrease for Series B Preferred Stock filed with the California Secretary of State on March 19, 1996, is incorporated by reference to exhibit 4(b) to the Company's Registration Statement on Form S-3 (Registration No. 333-3792), as amended by Amendment No. 1 dated June 3, 1996 (the "Registration Statement").

           3.11 Certificate of Determination for Series C Preferred Stock filed with the California Secretary of State on April 15, 1996, is incorporated by reference to Exhibit 4(d) to the Registration Statement.

           10.1 Indemnification Agreement between the Company and A. Charles Lubash, dated February 1, 1992, is incorporated by reference to
                 Exhibit 10(k) to the Company's Form 10.

           10.2 Indemnification Agreement between the Company and George L. Lazik, dated February 1, 1992, is incorporated by reference to
                 Exhibit 10(l) to the Company's Form 10.

           10.3 Indemnification Agreement between the Company and Richard F. Gordon, Jr., dated February 1, 1992, is incorporated by reference to Exhibit 10(m) to the Company's Form 10.

           10.4 Indemnification Agreement between the Company and Charles Conrad, Jr., dated February 1, 1992, is incorporated by reference to Exhibit 10(n) to the Company's Form 10.

           10.5 Indemnification Agreement between the Company and James R. Spievak, dated February 1, 1992, is incorporated by reference to Exhibit 10(o) to the Company's Form 10.

           10.6 Option Agreement between the Company and A. Charles Lubash, dated May 8, 1992, is incorporated by reference to Exhibit 10(v) to the Company's 1993 Form 10-KSB.

           10.7 Option Agreement between the Company and George L. Lazik, dated May 8, 1992, is incorporated by reference to Exhibit 10(w) to the Company's 1993 Form 10-KSB.

           10.8 Lease between HWL Properties, a California partnership, and the Company, dated May 5, 1993, as amended June 1, 1993, is incorporated by reference to Exhibit 10(x) to the Company's 1993 Form 10-KSB.

           10.9 $3,500,000 Business Financing Agreement with Deutsche Financial Services Corporation (formerly ITT Commercial Finance Corporation), dated May 16, 1995, is incorporated by reference to Exhibit 10(y) to the Company's 1995 Form 10-KSB, as filed with the Commission on June 26, 1995.

          10.10 1994 Stock Option Plan, dated August 31, 1994, is incorporated by reference to Exhibit 10(z) to the Company's 1995 Form 10-KSB, as filed with the Commission on June 26, 1995.

          10.11 Employment Agreement between A. Charles Lubash and the Company, dated April 1, 1995, is incorporated by reference to Exhibit 10(dd) to the Company's 1995 Form 10-KSB, as filed with the Commission on June 26, 1995.

          10.12 Consulting Agreement between George L. Lazik and the Company, dated March 11, 1996.

          10.13 Amended and Restated Employment Agreement between Russell Jackson and the Company, effective April 1, 1993, is incorporated by reference to Exhibit 10(ff) to the Company's 1995 Form 10-KSB, filed with the Commission on June 26, 1995.

          10.14 Form of Stock Purchase Agreement for Series B Preferred Stock and Series C Preferred Stock, entered into by the Company and Julie Nordlicht, A. Ziskind, Tail Wind Fund, Ltd., Cassolette, David Freund and Legong Investments N.V.

          10.15 Letter of agreement between the Company and James B. Mariner describing terms of employment.

             27  Financial Data Schedule

     (b)  Reports on Form 8-K.
          -------------------

               On January 26, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission reporting under Item 5 that the Company would report a loss for the quarter ended December 31, 1995 which would cause the Company to violate the maintenance of earnings covenant contained in its line-of-credit financing agreement.

               On February 7, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commisssion reporting under Item 5 that on February 5, 1996 the Securities and Exchange Commission declared the Regisistration Statement on Form S-3 that was filed by the Company to be effective. The Registration Statement on Form S-3 registered the resale of up to 5,365,000 shares of common stock of the Company for resale by certain securityholders. The shares of common stock registered for resale included 2,105,000 shares of issued and outstanding common stock and 3,260,000 of common stock reserved for issuance upon the exercise of specified outstanding options and warrants to purchase shares of common stock.

               On February 20, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report under Item 5 the change of the Company's name to "ChatCom, Inc." from "Astro Sciences Corporation" and the election of Richard F. Gordon, Jr., A. Charles Lubash, George L. Lazik, Gerald R. Sayer, James D. Edwards, Sanford C. Sigoloff and Philip B. Smith to serve as directors of the Company.

               On March 11, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission reporting under Item 5 that Mr. James B. Mariner had accepted the position of President and Chief Executive Officer of the Company and reporting an agreement with the Company's lender to repay all amounts previously advanced under the line-of-credit financing agreement by April 25, 1996.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHATCOM, INC.
                                   a California corporation


Dated: June 26, 1996              By:  /s/ James B. Mariner
                                       ---------------------------------
                                       James B. Mariner, President and
                                       Chief Executive Officer


Dated: June 26, 1996              By:  /s/ John R. Grady
                                       ---------------------------------
                                       John R. Grady, Chief Financial
                                       Officer and principal accounting
                                       officer

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: June 26, 1996               By:  /s/ Richard F. Gordon, Jr.
                                       ---------------------------------
                                       Richard F. Gordon, Jr.
                                       Chairman of the Board

Dated: June 26, 1996               By:  /s/ A. Charles Lubash
                                       ---------------------------------
                                       A. Charles Lubash, Director

Dated: June 26, 1996               By:  /s/ George L. Lazik
                                       ---------------------------------
                                       George L. Lazik, Director

Dated: June 26, 1996               By:  /s/ Gerald R. Sayer
                                       ---------------------------------
                                       Gerald R. Sayer, Director

Dated: June 26, 1996               By:  /s/ James D. Edwards
                                       ---------------------------------
                                       James D. Edwards, Director

Dated: June 26, 1996               By:  /s/ Sanford C. Sigoloff
                                       ---------------------------------
                                       Sanford C. Sigoloff, Director

Dated: June 26, 1996               By:  /s/ Philip B. Smith
                                       ---------------------------------
                                       Philip B. Smith, Director

                             FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT
- ----------------------------

To the Board of Directors of
ChatCom, Inc.
Chatsworth, California:

We have audited the accompanying balance sheets of ChatCom, Inc., formerly Astro Sciences Corporation, (the "Company") as of March 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChatCom, Inc. as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche, L.L.P.

Los Angeles, California
June 26, 1996

CHATCOM, INC.
- -------------

BALANCE SHEETS
MARCH 31, 1996 AND 1995
- --------------------------------------------------------------------------------

                                                                         Notes        1996                  1995
                                                                         -----        ----                  ----
ASSETS                                                                    5
- ------

CURRENT ASSETS:
  Cash and cash equivalents                                                         $ 1,067,397           $ 1,457,260
  Restricted cash                                                         5             500,000
  Accounts receivable, net of allowances of
    $ 262,228 (1996) and $84,770 (1995)                                               1,968,267             3,460,073
  Inventories                                                             2           3,481,195             3,121,876
  Prepaid expenses and other
    current assets                                                                      201,431               394,133

                                                                                ---------------       ---------------
         Total current assets                                                         7,218,290             8,433,342

EQUIPMENT AND FIXTURES, Net                                              3,6            539,449               643,969

DEPOSITS                                                                                 20,693                20,193
                                                                                ---------------       ---------------
TOTAL                                                                               $ 7,778,432           $ 9,097,504
                                                                                ===============       ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       12         $ 1,842,942           $ 2,611,332
  Accrued expenses                                                        4             907,668               736,348
  Short-term borrowings                                                   5             938,461             1,075,000
  Current portion of capital lease
    obligations                                                           6              29,525                32,604
                                                                                ---------------       ---------------
         Total current liabilities                                                    3,718,596             4,455,284

CAPITAL LEASE OBLIGATIONS -
    less current portion                                                  6              18,583                48,037

STOCKHOLDERS' EQUITY:                                                     9

  Preferred Stock, no par value, authorized 1,000,000 shares:
    Series B Preferred Stock, $20,000 stated value per share,
      authorized 1,000 shares, issued and outstanding
      75 shares                                                           8           1,294,000
  Common stock, no par value,
    authorized, 25,000,000 shares,
    issued and outstanding, 7,536,629
    (1996) and 7,534,629 (1995) shares                                                5,859,660             5,858,760
Subscription receivable                                                                                      (100,000)
Additional paid-in capital                                                            1,435,711             1,415,536
Accumulated deficit                                                                  (4,548,118)           (2,580,113)
                                                                                ---------------       ---------------

         Total stockholders' equity                                                   4,041,253             4,594,183
                                                                                ---------------       ---------------

TOTAL                                                                               $ 7,778,432          $ 9,097,504
                                                                                ===============       ===============

See notes to financial statements

CHATCOM, INC.
- -------------

STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994
- --------------------------------------------------------------------------------

                                                       Notes           1996                  1995                  1994
                                                       -----           ----                  ----                  ----
SALES                                                    1          $14,790,335           $14,962,260           $11,725,138

COST OF GOODS SOLD                                                    9,882,375             9,668,237             7,143,091
                                                                ---------------       ---------------       ---------------

GROSS PROFIT                                                          4,907,960             5,294,023             4,582,047
                                                                ---------------       ---------------       ---------------
OPERATING EXPENSES:                                     12
   Selling expense                                                    3,427,898             3,230,471             2,610,918
   General and administrative expense                                 2,003,966             1,452,598             1,580,281
   Compensation expense related to stock options         9               20,175               948,600
   Research and development expense                                     914,351               876,520               532,477
   Severance expense                                    10              322,303
                                                                ---------------       ---------------       ---------------

      Total operating expenses                                        6,688,693             6,508,189             4,723,676
                                                                ---------------       ---------------       ---------------

LOSS FROM OPERATIONS                                                 (1,780,733)           (1,214,166)             (141,629)

INTEREST EXPENSE                                        12              183,272               358,259               149,193
                                                                ---------------       ---------------       ---------------
LOSS BEFORE PROVISION FOR
 INCOME TAXES                                                        (1,964,005)           (1,572,425)             (290,822)

PROVISION FOR INCOME TAXES                              11                4,000               355,271                   800
                                                                ---------------       ---------------       ---------------

NET LOSS                                                            ($1,968,005)          ($1,927,696)            ($291,622)
                                                                ===============       ===============       ===============
LOSS PER SHARE:
 Net loss per share                                                      ($0.26)               ($0.34)               ($0.05)
                                                                ===============       ===============       ===============

Weighted average number of common shares                              7,536,629             5,675,999             5,410,336

See notes to financial statements

CHATCOM, INC.
- -------------

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1996, 1995 AND 1994
- -------------------------------------------------------------------------------

                                                         Preferred Stock                    Common Stock
                                                         ---------------                    ------------
                                                     Number of                        Number of
                                            Notes     Shares        Amount             Shares          Amount
                                            -----   -----------   ------------       -----------    -------------
BALANCE, April 1, 1993                                            $    36,000         5,384,000     $  2,112,108

 Stock options exercised                      9                                          34,000           14,110

 Conversion of preferred stock
   dividends                                                          (36,000)           11,629           36,000

 Net loss
                                                    -----------   ------------       -----------    -------------

BALANCE, March 31, 1994                                                               5,429,629        2,162,218

 Extension of convertible subordinated
   debt                                       7                                          27,500           55,000

 Options granted for services

 Extension of stock options

 Issuance of common stock and
   warrants                                                                           2,077,500        3,641,542

 Net loss
                                                    -----------   ------------       -----------    ------------

BALANCE, March 31, 1995                                                               7,534,629        5,858,760

 Exercise of stock options                    9                                           2,000              900

 Grant of stock options

 Payment of subscription receivable

 Issuance of Series B Preferred Stock         8             75      1,294,000

Net loss
                                                    -----------   ------------       -----------    -------------

                                                            75    $ 1,294,000         7,536,629     $  5,859,660
                                                    ===========   ============       ===========    =============

- -----------------------------------------------------------------------------------------------------------------------
                                                                  Additional
                                             Subscription          Paid-in         Accumulated         Stockholders'
                                              Receivable           Capital           Deficit               Equity
                                          ------------------    -------------    ---------------    -------------------
BALANCE, April 1, 1993                                          $    348,200      $    (360,795)         $   2,135,513

 Stock options exercised                                                                                        14,110

 Conversion of preferred stock
   dividends

 Net loss                                                                              (291,622)              (291,622)
                                          ------------------    -------------    ---------------    -------------------

BALANCE, March 31, 1994                                         $    348,200      $    (652,417)         $   1,858,001

 Extension of convertible subordinated
   debt                                                                                                         55,000

 Options granted for services                                        118,736                                   118,736

 Extension of stock options
                                                                     948,600                                   948,600
 Issuance of common stock and
   warrants                                       $(100,000)                                                 3,541,542

 Net loss                                                                            (1,927,696)            (1,927,696)
                                          ------------------    -------------    ---------------    -------------------

BALANCE, March 31, 1995                            (100,000)       1,415,536         (2,580,113)             4,594,183

 Exercise of stock options                                                                                         900

 Grant of stock options                                               20,175                                    20,175

 Payment of subscription receivable                 100,000                                                    100,000

 Issuance of Series B Preferred Stock                                                                        1,294,000

Net loss                                                                             (1,968,005)            (1,968,005)
                                          ------------------    -------------    ---------------    -------------------

                                                                $  1,435,711      $  (4,548,118)         $   4,041,253
                                          ==================    =============    ===============    ===================

See notes to financial statements

CHATCOM, INC.
- ------------

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994
- ------------------------------------------------------------------------------------------------------------------
                                                            1996                  1995                1994
                                                            ----                  ----                ----
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net loss                                             $ (1,968,005)         $ (1,927,696)        $ (291,622)
   Adjustments to reconcile net loss
      to net cash used in operating activities:
      Grant/extension of stock options                        20,175               948,600
      Depreciation and amortization                          312,279               309,413            156,241
      Loss on disposal of assets                              56,944                 7,130             53,962
      Deferred income taxes                                                        354,471              9,754
      Provision for losses on accounts
         receivable                                           37,230                57,055              3,164
      Changes in operating assets and
         liabilities:
         Accounts receivable                               1,454,576            (1,368,320)          (636,581)
         Inventories                                        (359,319)             (439,293)           717,265
         Prepaid expenses and other
            current assets                                   118,492              (201,519)               742
         Deposits                                               (500)                 (885)              (408)
         Accounts payable                                   (768,390)            1,144,461           (329,279)
         Accrued expenses                                    171,320               213,456           (139,025)
                                                        -------------         -------------        -----------
            Net cash used in operating
               activities                                   (925,198)             (903,127)          (455,787)
                                                        -------------         -------------        -----------
CASH FLOWS FROM INVESTING
   ACTIVITIES - Capital expenditures                        (190,493)             (192,184)          (412,558)
                                                        -------------         -------------        -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Proceeds from short term borrowings                       938,461                                  755,000
   Repayments of short term borrowings                    (1,075,000)             (875,000)
   Increase in restricted cash                              (500,000)
   Principal payments of capital leases                      (32,533)              (28,149)           (16,196)
   Proceeds from issuance of common
      stock and warrants                                                         3,241,542
   Collection of subscription receivable                     100,000
   Proceeds from issuance of Series B
      Preferred Stock                                      1,294,000
   Proceeds from issuance of convertible
      subordinated debt                                                            550,000
   Repayment of convertible subordinated debt                                     (250,000)
   Advances from officers                                                                              51,622
   Repayment of notes payable to officers                                          (88,122)
   Proceeds from exercise of stock options                       900                                   14,110
                                                        -------------         -------------        -----------
            Net cash provided by financing
              activities                                     725,828             2,550,271            804,536
                                                        -------------         -------------        -----------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                (389,863)            1,454,960            (63,809)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                        1,457,260                 2,300             66,109
                                                        -------------         -------------        -----------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                           $  1,067,397          $  1,457,260         $    2,300
                                                        =============         =============        ===========

See notes to financial statements
                                                                     (Continued)

CHATCOM, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994
- --------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                           1996          1995          1994
                                           ----          ----          ----
Cash paid (refunded) for income taxes      $  2,300      $(64,800)     $174,939

Cash paid for interest                     $196,754      $291,953      $147,296


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During the years ended March 31, 1996, 1995, and 1994, the Company acquired office equipment under capital leases in the amount of $0, $15,056, and $76,780, respectively.

     In fiscal 1996, the Company granted 15,000 options to purchase the Company's common stock to directors at an exercise price of $4.03 per share. The market price on the date of grant was $5.37. The grant of the options resulted in the recording of general and administrative expense and additional paid-in capitial of $20,175.

     In March 1995, the Company issued common stock and warrants in exchange for the receipt of a personal check in the amount of $100,000. Subsequent to the issuance of the securities, the check proved to be drawn on an account with insufficient funds. During fiscal 1996, the Company received the $100,000 subscription receivable.

     In March 1995, convertible subordinated debt with a principal balance of $300,000 was converted into 150,000 shares of common stock and warrants to purchase 150,000 shares of common stock.

     In August 1994, the Company extended the exercise terms of all non-qualified stock options then outstanding resulting in the recording of compensation expense and additional paid-in capital in the amount of $948,600.

     In December 1994, the Company agreed to issue 27,500 shares of common stock and warrants to purchase 27,500 shares of common stock as consideration for the extension of the due dates of the convertible subordinated debt. Interest expense for the year ended March 31, 1995, and common stock at March 31, 1995, each contain an amount of $55,000 related to this transaction.

     In November 1994, the Company granted options to purchase 200,000 shares of common stock to a consulting firm in exchange for investor relations services for the period from November 15, 1994, through November 14, 1995. The granting of the options resulted in an increase of additional paid-in capital of $118,736. The balance of prepaid expenses as of March 31, 1995, included $74,210 in prepaid consulting fees and general and administrative expense for the years ended March 31, 1996 and 1995, included amounts of $74,210 and $44,526, respectively, related to this transaction.

     On July 29, 1993, the Company paid dividends in arrears on preferred stock through the issuance of 11,629 shares of common stock.


     See notes to financial statements.
                                                            (Concluded)

CHATCOM, INC.
- -------------

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994
- -----------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - ChatCom, Inc., formerly Astro Sciences Corporation, (the
     --------
     "Company") a California corporation, is engaged in the business of developing, manufacturing and marketing local area network communications systems.

     During the years ended March 31, 1996, 1995 and 1994 the Company incurred net losses of $1,968,005, $1,927,696 and $291,622, respectively.
     Additionally, revenues during the fourth quarter of fiscal 1996 were lower than that of the fourth quarter of the previous year and of the first three quarters of fiscal 1996. These factors are mitigated by the infusion of $3,469,500 in capital through the issuance of equity securities subsequent to March 1, 1996, the restructuring of management, the introduction of new products, new marketing initiatives and plans for the more effective utilization of resources. For the reasons stated above, management believes that the Company has sufficient capital in order to continue to operate as a going concern for a reasonable period of time.

     Use of Estimates - The preparation of financial statements in conformity
     ----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents - The Company considers cash on hand, demand
     -------------------------
     deposits and short-term investments with original maturities of 90 days or less to be cash equivalents. At March 31, 1996 and 1995, the balance of cash and cash equivalents consisted of cash on hand and demand deposits.

     Financial Instruments - The carrying value of cash and cash equivalents,
     ---------------------
     restricted cash, accounts receivable, accounts payable and short term borrowings approximate fair value due to the short maturities of such instruments.

     The Company's financial instruments that are exposed to concentration of credit risk consist primarily of its cash and cash equivalents, restricted cash and accounts receivables. The Company restricts its investment of cash and cash equivalents and restricted cash to financial institutions with high credit standing. Credit risk on accounts receivables is minimized as a result of the large number and geographic dispersion of the Company's nationwide customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for potential credit losses.

     Inventories - Inventories are stated at the lower of cost (first-in,
     -----------
     first-out) or market. The Company reviews its inventories and assesses the reserve for obsolete and excess inventories required to state inventories at the lower of cost or market approximately quarterly. The balance of the reserve for obsolete and excess inventories at March 31, 1996 and 1995 was $390,587 and $764,929, respectively. The charges to cost of sales for the valuation of obsolete and excess inventories were $162,338, $324,418 and $125,202 for the years ended March 31, 1996, 1995 and 1994, respectively.

     Equipment and Fixtures - Equipment and fixtures are stated at cost.
     ----------------------
     Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the assets:

          Equipment                           5 years
          Software                            3 years
          Furniture and fixtures              5 years
          Leasehold improvements              Lesser of lease
                                                term or 5 years

     Software Costs -  The Company capitalizes the cost of purchased software.
     --------------
     These costs are amortized over three years.

     Research and Development -  All research and development costs are
     ------------------------
     expensed as incurred.

     Revenue Recognition -  The Company records revenue for sales of hardware
     -------------------
     and software products at the time the title to the product is transferred to the customer. The Company does not have significant obligations to provide hardware or software upgrades or service beyond a standard warranty period of one year. The cost to provide standard warranty services for previously sold products is estimated quarterly and accrued.

     At the time an extended warranty agreement is sold, the proceeds are recorded as deferred revenue and amortized to income on a straight-line basis over the extended warranty period. Sales of extended warranty agreements began in February 1994. Extended warranty agreements in the amounts of $94,231, $43,718 and $4,710 were sold during the years ended March 31, 1996, 1995 and 1994, respectively. Deferred revenue related to extended warranty agreements of $90,911 and $32,574 was included in current liabilities at March 31, 1996 and 1995, respectively.

     Major Customers - The Company had sales to a single customer in the amount
     ---------------
     of $852,781, $3,054,823 and $4,109,661 during the years ended March 31,
     1996, 1995 and 1994, respectively.

     Sales Returns and Allowances - The Company's distributor has the right to
     ----------------------------
     return a portion of its purchases during the previous quarter, provided that a replacement order in an amount equal to or greater than the return is placed concurrently with the return. The Company also allows its distributor to receive credits at the time a price reduction is announced by the Company equal to the difference in the selling prices of inventories that the distributor has on hand. At March 31, 1996 and 1995 there were no price reductions for which the distributor had not received credits.

     Income Taxes - Deferred income tax assets and liabilities are computed
     ------------
     annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax law and rates applicable in periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period and the effect of any changes in deferred income tax assets and liabilities during the period.

     Earnings per Share - Earnings per share are computed based on the weighted
     ------------------
     average number of common shares and dilutive common share equivalents (consisting of convertible preferred stock, stock warrants and stock options) outstanding during the periods. The difference between primary earnings per share and fully diluted earnings per share was not material for any of the periods presented.

     Reclassification - Certain amounts in the accompanying 1995 and 1994
     ----------------
     financial statements have been reclassified to conform with the 1996 presentation.

     Recent Accounting Pronouncements - In 1995, the Financial Accounting
     --------------------------------
     Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The principles established in the new statement must be applied by the Company in fiscal 1997. Among other provisions, the statement changed current accounting practices for the evaluation of impairment of long-lived assets. Management has not yet completed its analysis of the effect of adopting the new statement.

     In 1995, the FASB also issued SFAS No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning April 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Oponion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

2.   INVENTORIES

     Inventories consist of the following:

                                                 March 31,
                                     --------------------------------
                                         1996                1995
                                         ----                ----
          Raw materials                $1,157,120          $1,047,223
          Work-in process               1,004,363           1,066,586
          Finished goods                1,319,712           1,008,067
                                      ------------        ------------

                                       $3,481,195          $3,121,876
                                      ============        ============

3.   EQUIPMENT AND FIXTURES

     Equipment and fixtures consist of the following:

                                                           March 31,
                                               --------------------------------
                                                   1996                1995
                                                   ----                ----
          Equipment                             $  755,315          $  916,294
          Software                                  83,979              73,701
          Furniture and fixtures                   154,197             174,651
          Leasehold improvements                    39,806              39,806
                                               ------------        ------------
                                                 1,033,297           1,204,452
          Less accumulated depreciation
              and amortization                     493,848             560,483
                                               ------------        ------------

                                                $  539,449          $  643,969
                                               ============        ============

4.   ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                           March 31,
                                               -------------------------------
                                                   1996               1995
                                                   ----               ----
          Accrued payroll and related expenses    $219,240            $282,853
          Accrued bonuses and commissions           32,494             192,005
          Reserve for severance                    317,303
          Reserve for stock registration            35,540              75,000
          Accrued royalties                         35,206              35,205
          Deferred rent                             39,216              48,324
          Deferred revenue                          90,911              32,574
          Accrued warranty expense                  15,393              15,393
          Accrued interest                                              13,482
          Other liabilities                        122,365              41,512
                                               ------------        ------------

                                                  $907,668            $736,348
                                               ============        ============

5.   SHORT TERM BORROWINGS

     At March 31, 1995, the Company had a line-of-credit agreement with a bank that expired on May 15, 1995 and provided working capital borrowings up to $1,500,000 bearing interest at the bank's prime lending rate (9% at March 31, 1995) plus 2%. The line-of-credit was collateralized by the Company's accounts receivable and inventories. At March 31, 1995, $1,075,000 was outstanding under the line-of-credit. On May 26, 1995, all amounts outstanding on this credit facility were repaid with the proceeds from the funding of a line-of-credit from a commercial finance corporation.

     On May 26, 1995, the Company entered into a $3,500,000 working capital line-of-credit facility with a commercial finance corporation that bore interest at the prime rate (8.25% at March 31, 1996) plus 1.75%. The line-of-credit was collateralized by substantially all of the assets of the Company and contained covenants requiring the Company to maintain a prescribed level of earnings and certain financial ratios. The maximum amount of borrowing that was allowed under the line-of-credit agreement was equal to 80% of eligible accounts receivable.

     The Company failed to comply with the maintenance of earnings covenant contained in the line-of-credit agreement for the fiscal quarters ended September 30, 1995 and December 31, 1995. The lender waived compliance with the covenant for the quarter ended September 30, 1995 upon the Company securing the facility with a $500,000 six-month irrevocable standby letter of credit. The lender waived compliance with the covenant for the quarter ended December 31, 1995 upon the agreement by the Company to repay all amounts owing under the line by May 3, 1996. On May 2, 1996, the Company repaid all amounts then outstanding and all accrued interest owed under the line-of-credit agreement and the agreement was terminated.

6.   LEASE OBLIGATIONS

     The Company leases its operating facility under an operating lease expiring on November 30, 1998. The Company relocated its operations to the current facility in August 1993, prior to which the Company leased its previous operating facility under a separate operating lease agreement. Rent expense under such lease agreements in fiscal years 1996, 1995 and 1994 was $153,104, $136,202 and $140,422, respectively.

     The Company has financed the purchase of office equipment through capital lease agreements. The obligations are collateralized by the leased equipment, which had a net book value of $42,106 and $66,679 at March 31, 1996 and 1995, respectively.

     Future minimum lease payments are as follows:


         Year Ending                    Operating          Capital
          March 31,                      Leases            Leases
        -------------                  -----------       -----------
            1997                        $ 166,302         $  33,033
            1998                          162,408            16,225
            1999                           92,572             3,682
            2000                              494
                                       -----------       -----------

                                        $ 421,776            52,940
                                       ===========

          Less interest                                       4,832
          Less current portion                               29,525
                                                         -----------

                                                          $  18,583
                                                         ===========

7.   CONVERTIBLE SUBORDINATED DEBT

     On May 4, 1994, the Company issued 9% convertible subordinated debt with principal of $550,000, maturing on November 4, 1994. Upon maturity, the Company negotiated extensions of the due dates of the convertible subordinated debt until March 4, 1995. During the extension period, interest at the rate of 12% per annum was paid by the Company. As additional consideration for the extension, the noteholders were issued 27,500 shares of common stock and warrants to purchase 27,500 shares of common stock at an exercise price of $3.00 per share. In March 1995, the Company repaid $250,000 of the convertible subordinated debt and the remaining $300,000 was converted into 150,000 shares of common stock and warrants to purchase 150,000 shares of common stock at an exercise price of $3.00 per share.

8.   PREFERRED STOCK - SERIES B

     In March 1996, the Company sold 75 shares of Series B Preferred Stock, $20,000 stated value per share (the "Series B Preferred Stock"), for gross proceeds of $1,500,000. Offering costs of $206,000, consisting of finders' fees, legal fees, accounting fees, listing fees and registration costs, were incurred by the Company. Dividends are payable in cash or common stock, at the option of the Company, at a rate of 6% per annum. The shares are convertible to common stock with a conversion price equal to the lesser of the average closing bid price for the five trading days prior to the date of sale or 75% of the average closing bid price for the five trading days prior to the date of conversion or redemption. The average closing bid price for the five trading days prior to the date of sale was approximately $1.79 and $2.16 for 62.5 and 12.5 shares, respectively. The Series B Preferred Stock may be redeemed, in whole or in part, at the option of the Company for a total amount equal to 133% of the stated value of the redeemed shares, plus accrued dividends on such shares.

9.   STOCK OPTIONS AND WARRANTS

     The Company had an incentive stock option plan that expired in April 1995 (the "1985 Plan"), under which options to purchase 400,000 shares of the Company's common stock could be granted to officers and employees. Options granted were at 100% of the estimated fair market value on the dates of grant. On November 22, 1994, the shareholders of the Company approved and adopted the Company's 1994 Stock Option Plan (the "1994 Plan") to replace the expiring 1985 Plan. Under the 1994 Plan, options to purchase up to 2,000,000 shares of the Company's common stock may be granted to officers, employees, directors and consultants of the Company. On February 8, 1996, the shareholders of the Company approved and adopted an amendment to the 1994 Plan which revised the provision for the granting of formula options to non-employee directors of the Company. The following summarizes the transactions relating to stock options granted pursuant to the terms of the stock option plans:

                                   Shares         Average
                                   Under           Price            Price
                                   Option        Per Share          Range
                                 ------------   -----------     -------------
     Balance at April 1, 1993         95,000         $1.47       $0.45-$2.70
       Granted                        60,000         $4.00       $3.00-$5.00
       Exercised                       2,000         $0.45             $0.45
                                 ------------
     Balance at March 31, 1994       153,000         $2.47       $0.45-$5.00

       Granted                       186,100         $2.16       $1.67-$2.22
                                 ------------
     Balance at March 31, 1995       339,100         $2.30       $0.45-$5.00

       Granted                       798,750         $2.19       $1.75-$3.63
       Exercised                       2,000         $0.45             $0.45
       Canceled and expired          132,250         $2.27       $0.45-$3.63
                                 ------------
     Balance at March 31, 1996     1,003,600         $2.22       $1.67-$5.00
                                 ============

     419,600 and 251,100 stock options were exercisable under the 1994 Plan at March 31, 1996 and 1995, respectively, and 40,000 and 88,000 employee incentive stock options were exercisable under the 1985 Plan at March 31, 1996 and 1995, respectively. Pursuant to the terms of the 1994 Stock Option Plan, the options granted to employees have an exercise price equal to the market value of the common stock on the date of grant. Accordingly, no compensation expense was recorded with respect to the granting of employee options. The 544,000 options that were not exercisable at March 31, 1996 consist of 184,000 options granted to directors and 360,000 options granted to an officer. 146,000 and 38,000 of the options granted to directors become exercisable during the years ending March 31, 1997 and 1998, respectively. The options granted to an officer become exercisable over six years, the timing of which is dependent upon the Company achieving certain performance criteria.

     From December 1994 through March 1995, the Company sold units consisting of common stock and warrants through a private placement. In conjunction with this offering, warrants to purchase 1,877,500 shares at an exercise price of $3.00 per share were issued. The warrants expire on December 31, 1997 and may be called by the Company if certain conditions are met in the future. The warrants become callable by the Company after the common stock underlying the warrants is registered and the common stock of the Company has had a closing bid price of at least $3.60 for the most recent ten consecutive trading days.

     In December 1994, the Company issued warrants to purchase 27,500 shares of common stock at an exercise price of $3.00 per share in connection with the negotiation of the extension of maturity dates for the convertible subordinated debt that was outstanding for a portion of fiscal 1995. The warrants expire on December 31, 1997. The warrants become callable by the Company after the common stock underlying the warrants is registered and the common stock of the Company has had a closing bid price of at least $3.60 for the most recent ten consecutive trading days.

     In December 1994, the Company sold units consisting of common stock and warrants through a private placement. In conjunction with this offering, warrants to purchase 200,000 shares at an exercise price of $2.00 per share were issued. The warrants expire on January 1, 1998. The warrants become callable by the Company after June 30, 1995 if the common stock of the Company has had a closing bid price of at least $4.00 for the most recent five consecutive trading days.

     In November 1994, the Company granted options to purchase 200,000 shares of common stock for $1.50 per share to a group of consultants as consideration for investor relations consulting services for the period from November 15, 1994 through November 14, 1995. The options expire November 15, 1997. Although the closing market price for the Company's common stock on the date of grant exceeded the exercise price of the options, as the optionees were not employees or directors of the Company, the Company recorded a prepaid consulting fee and additional paid in capital in the amount of $118,736 based on an estimate of fair market value of the options. The prepaid expense was amortized to consulting expense on a straight line basis over the term of the agreement.

     In August 1994, the Company extended the exercise terms of 744,000 non-qualified options (which consisted of 44,000 options granted to directors in fiscal 1992 for service on the Board of Directors, 400,000 options granted to officers of the Company in fiscal 1992 pursuant to the terms of their employment agreements, and 300,000 options that were granted to directors in fiscal 1991 in connection with loan guarantees) to expire at a date ten years from the original grant date. All of the options were originally granted to directors, some of whom are major shareholders, of the Company prior to the end of fiscal 1992. As the market price of the Company's common stock on the date that the option terms were extended exceeded the exercise price of the options, the Company recorded compensation expense of $948,600 relating to the extension of the exercise terms.

     In fiscal 1993, the Company granted options to purchase 30,000 shares of common stock to a consultant, which were exercisable at a price of $1.25 per share. On April 15, 1996, the consultant exercised all of the options.

     In fiscal 1992, the Board of Directors authorized the Company to grant options to purchase 99,000 shares of common stock to three directors (33,000 for each director) for $0.60 per share. One third of the options become exercisable after each of the three fiscal year-ends following the date of grant, provided that the Company's income before taxes exceeded $200,000 for the fiscal year then ended. As of March 31, 1996, 22,000 of these options had been exercised, 33,000 had been canceled and 44,000 of these options were exercisable. These options originally were to expire on March 31, 1995. As described above, in August 1994, the Company extended the exercise terms of 44,000 options then outstanding to expire on March 5, 2002. The Company recorded $56,100 in compensation expense related to the extension of the exercise terms of these options.

     In fiscal 1992, the Board of Directors granted options to purchase 400,000 shares of common stock for $0.60 per share to two of the officers of the Company pursuant to their employment agreements. The timing of the vesting of the stock options was dependent on the achievement of specified net income goals. At March 31, 1996, all of the options were exercisable and outstanding. These options were originally to expire on January 31, 1997. As described above, in August 1994, the Company extended the exercise terms of these options to expire on January 31, 2002. The Company recorded $510,000 in compensation expense related to the extension of the exercise terms of these options.

     In fiscal 1992, the Company issued warrants to purchase 625,000 shares of common stock at $0.80 per share in connection with the private placement of 1,250,000 shares of the Company's common stock. The warrants expire on March 5, 1999.

     In fiscal 1991, the Company granted major stockholders and directors stock options to purchase 350,000 shares of the Company's common stock at exercise prices of $0.60 per share. These options were originally to expire on February 1, 1996. As described above, in August 1994, the Company extended the exercise terms of the 300,000 of these options then outstanding to expire on January 1, 2002. The Company recorded $382,500 in compensation expense related to the extension of the exercise terms of these options.The stock options were granted in connection with loan guarantees on the Company's borrowings provided by the stockholders and directors. As of March 31, 1996, 50,000 of these options had been exercised and the remaining 300,000 options were exercisable.

10.  SEVERANCE EXPENSE

     During the fourth quarter of fiscal 1996, the Company recorded severance expense in the amount of $322,303 relating to a change in the executive officers of the Company. The amount charged as severance expense relates to the required payments remaining on the contracts of the former executive officers of the Company.

11.  INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                       1996          1995           1994
                                       ----          ----           ----
          Current:
            Federal                    $     0       $      0       $ (10,346)
            State                        4,000            800           1,392
                                    -----------    -----------    ------------

            Total current                4,000            800          (8,954)
                                    -----------    -----------    ------------

          Deferred:
            Federal                                   286,506          16,442
            State                                      67,965          (6,688)
                                    -----------    -----------    ------------

            Total deferred                            354,471           9,754
                                    -----------    -----------    ------------

          Total income tax expense     $ 4,000       $355,271       $     800
                                    ===========    ===========    ============

     The reasons for the differences between income tax expense and the amount computed by applying the federal statutory income tax rate to income before income taxes are as follows:

                                                    1996      1995     1994
                                                    ----      ----     ----
          Tax expense at federal
            statutory rate                             35%       35%      35%
          State franchise tax, net of
            federal income tax benefit                  7         7        7
          Extension of stock options                            (24)
          Addition of deferred income tax asset
            valuation reserves                        (42)      (39)     (42)
          Other                                                  (2)
                                                   ------    ------   ------

            Actual tax expense                          0%       23%       0%
                                                   ======    ======   ======


     The components of deferred tax assets (liabilities) at March 31 are as follows:

                                                      1996             1995
                                                      ----             ----
          Deductible:
             Net operating loss carryforward          $  973,760       $289,935
             Reserve for restructuring                   108,800
             Alternative minimum tax credits              20,868         20,868
             Uniform capitalization rules                 33,013         33,013
             Reserve for bad debts                        48,525         29,084
             Inventory reserves                          132,800        260,076
             Vacation accrual                             38,351         43,257
             Warranty reserves                             5,234          5,234
             State taxes (net of federal taxes)          237,651        160,071
                                                    -------------  -------------

                                                      $1,599,002       $841,538
                                                   ==============  =============

                                                     1996           1995
                                                     ----           ----
          Taxable:
             Depreciation                           $  (27,982)     $ (30,873)
             State taxes (net of federal taxes)         (7,407)        (8,445)
                                                  -------------  -------------

                                                    $  (35,389)     $ (39,318)
                                                  =============  =============

     The net deferred tax asset at March 31 are as follows:

                                                     1996           1995
                                                     ----           ----
          Deferred tax assets                       $1,599,002      $ 841,538
          Deferred tax liabilities                     (35,389)       (39,318)
                                                  -------------  -------------

                                                     1,563,613        802,220
          Valuation allowance                       (1,563,613)      (802,220)
                                                  -------------  -------------

                                                    $        0      $       0
                                                  =============  =============


     The deferred tax asset valuation allowance increased $761,393, $609,373 and $93,674 in the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

     At March 31, 1996, the Company had net operating loss carryforwards of approximately $3,184,000 and $1,797,000 for federal income tax and state franchise tax purposes, respectively. The federal net operating loss carryforwards expire in the fiscal years ending March 31, 2004 through 2011, and state net operating loss carryforwards expire in the fiscal years ending March 31, 1997 through 2001.

12.  RELATED PARTY TRANSACTIONS

     A former director of the Company is also a principal in a law firm that provides legal consultation to the Company, and was a principal in another law firm, which has been dissolved, that provided services to the Company. At March 31, 1996, the Company owed the current law firm $10,101, and $10,101 of legal fees relating to this firm were included in operating expenses for the year ended March 31, 1996. At March 31, 1996 and 1995, the Company owed the dissolved law firm $297 and $24,154, respectively. In fiscal 1996, 1995 and 1994 legal fees relating to this law firm in the amounts of $236,839, $199,048, and $142,045, respectively, were included in operating expenses. Additionally, in fiscal 1995, legal expenses for this law firm related to the private placement of securities in the amount of $39,708 were offset against the proceeds of the placement.

     In fiscal 1996, the Company paid Maximum Partners, Ltd. a finder's fee in the amount of $150,000 related to the placement of the Series B Preferred Stock. The son of the Company's Vice Chairman is a principal of Maximum Partners, Ltd. Subsequent to March 31, 1996, Maximum Partners, Ltd. also received $150,000 and warrants to purchase 30,000 shares of common stock at an exercise price of $3.00 per share as a finder's fee for the placement of the Series C Preferred Stock.

     The Company had subordinated notes payable to two individuals who were each officers, major stockholders and directors of the Company, which were repaid during fiscal 1995. The notes were payable on demand with interest at 9% per annum and were secured by all of the assets of the Company. The Company paid interest of $2,707, and $10,069 during the fiscal years ended March 31, 1995 and 1994, respectively, related to these loans.

13.  SUBSEQUENT EVENTS

     Placement of Series C Preferred Stock - In April 1996, the Company sold 75
     -------------------------------------
     shares of Series C Preferred Stock, $20,000 stated value per share (the 'Series C Preferred Stock"), for gross proceeds of $1,500,000 (net proceeds of approximately $1,325,000). Dividends are payable in cash or common stock, at the option of the Company, at a rate of 6% per annum. The shares are convertible to common stock with a conversion price equal to the lesser of the average closing bid price for the five trading days prior to the date of sale or 75% of the average closing bid price for the five trading days prior to the date of conversion or redemption. The average closing bid price for the five trading days prior to the date of sale was $2.24 per share. The Series C Preferred Stock may be redeemed, in whole or in part, at the option of the Company for a total amount equal to 133% of the stated value of the redeemed shares, plus accrued dividends on such shares.

     Repayment of Line-of-Credit - On May 2, 1996, the Company repaid all
     ---------------------------
     amounts that were outstanding under its line-of-credit financing agreement and the agreement was terminated.

     Exercise of Options and Warrants - Subsequent to March 31, 1996, options to
     --------------------------------
     purchase 30,000 shares of the Company's common stock and warrants to purchase 271,000 shares of the Company's common stock were exercised. The Company received $850,500 in proceeds as a result of the exercises.

     Conversion of Preferred Stock - Subsequent to March 31, 1996, 30
     -----------------------------
     shares of Series B Preferred Stock were converted into 363,087 shares of common stock.
                                  * * * * * *