Form 10KSB/A
period 1996-03-31
CHATCOM INC
filed 1996-07-29
CIK 771642

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                ---------------

                                 FORM 10-KSB/A

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

                                 818/709-1778
                          (Issuer's telephone number)

        Securities registered under Section 12(b) of the Exchange Act:

                                                        NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                              ON WHICH REGISTERED
        -------------------                             ---------------------

              None                                              None

        Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, no par value
                               (Title of Class)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X     No
          -----      ------

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

Documents incorporated by reference: None

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The following sets forth biographical information of the seven directors and the executive officers of the Company. Each director will serve until the next annual meeting of shareholders. The number of shares of the Company's common stock, no par value (the "Common Stock") beneficially owned by the directors and the executive officers is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management."

Richard F. Gordon, Jr., 66 - Chairman of the Board - Director of the Company since 1982, President of the Company from April 1982 to August 1991; President and founder of Dick Gordon Enterprises, Inc. (a marketing and promotional firm) since May 1995; President, Space Age America, Inc. (an aerospace consulting firm) from August 1991 to September 1995.

A. Charles Lubash, 64 - Director - Director of the Company since 1982; President and Chief Executive Officer of the Company from August 1991 to July 1995; Vice Chairman of the Board from July 1995 to June 1996 and Consultant to the Company from 1988 to 1991.

George L. Lazik, Ph.D., 55 - Director - Director of the Company since 1988.
    Consultant to the Company since April 1996; Executive Vice President of the Company and President of the J&L Information Systems operating division of the Company from 1988 to March 1996; Chief Operating Officer of the Company from 1988 to 1991.

Gerald R. Sayer, Ph.D., 57 - Director - Director of the Company since July 1995.
    Interim President and Chief Executive Officer from July 1995 to March 1996; President of GL International (a consulting firm) since 1994; President and Chief Executive Officer of Developmental Sciences Corporation (an aerospace company) from 1987 to 1993; Chairman of the Board of Lear Astronics Corporation (an aerospace company) from 1988 to 1993.

James D. Edwards, 56 - Director - Director of the Company since November 1995.
    President, Chief Executive Officer and Director, Tricord Systems, Inc. (a computer hardware manufacturer) from May 1989 to May 1995. Mr. Edwards is a director of Capital Associates, Inc. (an equipment leasing company), and Netstar, Inc. (a network hardware manufacturer), which are public companies.

Sanford C. Sigoloff, 64 - Director - Director of the Company since February
    1996. Chairman of the Board, President and Chief Executive Officer of Sigoloff & Associates, Inc. (a management consulting company) since 1989; Chief Executive Officer of L.J. Hooker Corporation (a retail conglomerate company) from August 1989 to June 1992; Chairman of the Board, President and Chief Executive Officer of Wickes Companies, Inc. (a furniture retail chain) from March 1982 until 1988. Mr. Sigoloff is a director of Sun America, Inc., Kaufman and Broad Home Corporation, Wickes plc-London, England, Digital Video Systems, Inc. and Movie Gallery, Inc., all of which are public companies. Mr. Sigoloff is an adjunct full professor at the John E. Anderson Graduate School of Management at the University of California at Los Angeles.

Philip B. Smith, 59 - Director - Director of the Company since February 1996.
    Vice Chairman of the Board of Spencer Trask Securities Incorporated since 1991; formerly a Managing Director of Prudential Securities in its merchant bank division; founding General Partner of Lawrence Venture Associates, a venture capital limited partnership headquartered in New York City; Executive Vice President and Group Executive of the worldwide corporations group at Irving Trust Company, from 1981 to 1984. Prior to joining Irving Trust Company, Mr. Smith was at Citibank for 15 years, where he founded Citicorp Venture Capital as President and Chief Executive Officer. Since 1988, Mr. Smith also has been the managing general partner of Private

    Equity Partnership, L.P. Mr. Smith is a director of Movie Gallery, Inc., DenAmerica Corp., Digital Video Systems, Inc. and StarPress, Inc., all of which are public companies.

James B. Mariner, 56 - President and Chief Executive Officer - President and
    Chief Executive Officer of the Company since March 1996; President and sole shareholder of Turnaround Management Consulting, Inc. (a management consulting firm) since 1990. Chairman and Chief Executive Officer of EFX Incorporated (an audio post-production firm) from September 1991 to March 1994 and President and Chief Executive Officer of Prime Access, Inc. (a video editing firm) from June 1992 to June 1993.

James R. Spievak, 49 - Secretary - Secretary of the Company since 1984, Director of the Company from August 1988 to February 1996; Partner of Annis & Spievak, Attorneys at Law since February 1996; Shareholder of Shenas, Shaw & Spievak, A Professional Legal Corporation from 1984 to January 1996.

Russell Jackson, 45 - Senior Vice President - Senior Vice President of the
    Company since February, 1996; Senior Vice President of J&L Information Systems (a former operating division of the Company) from August 1988 to February 1996.

Ernest Holland, 55 - Vice President of Sales - Vice President of Sales of the
    Company since February 1996; Vice President of Sales of J&L Information Systems (a former operating division of the Company) from August 1993 to February 1996; Vice President of Sales of Transitional Technologies, Inc. (a computer peripheral company) from 1991 to July 1993.

Theodore Gordon, 57 - Vice President of Operations - Vice President of
    Operations of the Company since February 1996; Vice President of Operations of J&L Information Systems (a former operating division of the Company) from August 1993 to February 1996; Vice President of Sales of J&L Information Systems from April 1991 to August 1993; Chief Operating Officer of Service Manufacturing Corporation (a truck body manufacturer) from 1990 to April 1991.

John R. Grady, 37 - Chief Financial Officer - Chief Financial Officer of the
    Company since January 1994; Partner of Bogart, Elliott & Grady, Certified Public Accountants since June 1995; Employed by Deloitte & Touche from September 1987 to December 1993.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's Directors and executive officers, and persons who own more than 10% of the Common Stock, file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, Directors, and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all 16(a) forms they file.

    Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the fiscal year ended March 31, 1996, all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater than 10% beneficial holders were complied with, except that Mr. Gordon was approximately eleven months late in reporting the grant of 5,000 options, approximately five months late in reporting the grant of 25,000 options, and approximately one month late in reporting the grant of 3,000 options; Mr. Sayer was approximately one month late in reporting his initial status as a director and executive officer, approximately eight months late in reporting the grant of 2,500 options, seven months late in reporting the grant of 5,000 options, six months late in reporting the grant of 5,000 options, five months late in reporting the grant of 5,000 options, four months late in reporting the grant of 30,000 options, three months late in reporting the grant of 5,000 options, two months late in reporting the grant of 8,000 options, and one month late in reporting the grant of 5,000 options; Messrs. Lubach and Lazik were approximately one month late in reporting their year end beneficial ownership; Mr. Conrad was approximately five months late in reporting the grant of 25,000 options, Mr. Spievak was approximately twelve months late in reporting the grant of 5,000 options, ten months late in reporting the sale of 5,000 shares of Common Stock, and five months late in reporting the grant of 25,000 options; Mr. Edwards was approximately nine months late in reporting his initial status as a director of the Company; four months late in reporting the grant of 25,000 options, and one month late in reporting the grant of 3,000 options; Messrs. Sigoloff and Smith were approximately two months late in reporting their initial status as directors of the Company, and Mr. Jackson was approximately three months late in reporting his initial status as an executive officer of the Company and approximately one month late in reporting his year-end benficial ownership.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

    The following table sets forth certain summary information concerning the annual and long term compensation for all services rendered to the Company in all capacities for the fiscal years ended March 31, 1996, 1995, and 1994 of (i) all persons who served as Chief Executive Officer of the Company during the fiscal year ended March 31, 1996 and (ii) each of the other executive officers of the Company whose total annual salary and bonus during the fiscal year ended March 31, 1996 exceeded $100,000. (The Chief Executive Officers and the other named executives are collectively referred to as the "Named Executives.")

                          SUMMARY COMPENSATION TABLE

                                                                                 Long-Term Compensation
                                              Annual Compensation                     Awards            Payouts
                                  ---------------------------------------    -----------------------    -------
                                                                Other          Rest-      Securities                 All
                                                               Annual          ricted     Underlying     LTIP       Other
Name/Principal             Fiscal                             Compen-          Stock        Options      Pay-      Compen-
Position                    Year      Salary*      Bonus       sation         Awards       /SARs         outs       sation
- -------------------------------------------------------------------------------------------------------------------------------
James B. Mariner,          1996          9,520      -0-          -0-            -0-        360,000        -0-        -0-
President and Chief
Executive Officer
(1)

Gerald R. Sayer            1996         86,250      -0-          -0-            -0-         68,000        -0-        -0-
Interim President and
Chief Executive Officer
(2)

A. Charles Lubash          1996       $150,000      -0-          -0-            -0-          -0-          -0-        -0-
President and Chief
Executive Officer (3)      1995       $150,000      -0-          -0-            -0-        425,000(6)     -0-        -0-
                           1994       $205,877      -0-          -0-            -0-          -0-          -0-        -0-

George L. Lazik,           1996       $130,000      -0-          -0-            -0-          -0-          -0-        -0-
PhD., Executive            1995       $130,000      -0-          -0-            -0-        225,000(6)     -0-        -0-
Vice President (4)         1994       $200,877      -0-          -0-            -0-          -0-          -0-        -0-

Russell Jackson,           1996       $145,000      -0-          -0-            -0-         83,000        -0-        -0-
Senior Vice                1995       $130,000      -0-          -0-            -0-         30,000        -0-        -0-
President                  1994       $115,000      -0-          -0-            -0-         60,000(7)     -0-        -0-

Ernest Holland             1996       $114,620      -0-          -0-            -0-          3,000        -0-        -0-
Vice President             1995       $115,875      -0-          -0-            -0-          -0-          -0-        -0-
of Sales (5)               1994       $ 67,338      -0-          -0-            -0-          -0-          -0-        -0-

- --------------
*   Includes accrued vacation salary

(1) Mr. Mariner began service as President and Chief Executive Officer of the Company on March 11, 1996.

(2) Mr. Sayer served as interim President and Chief Executive Officer from July 1995 to March 1996. Mr. Sayer also served on the Board of Directors during this period and the table above includes options to purchase 28,000 shares of Common Stock granted for Mr. Sayer's service as a director.

(3) Mr. Lubash was President and Chief Executive Officer of the Company from August 1991 until July 1995. From July 1995 to June 1996, Mr. Lubash has served as Vice Chairman of the Board of Directors.

(4)    Mr. Lazik served as Executive Vice President of the Company until March
       1996.

(5)    Mr. Holland was hired by the Company in July 1993.

(6) Represents the extension of the exercise terms of nonstatutory stock options, which were originally granted in 1992.

(7) Represents stock options granted pursuant to the terms of an employment agreement.

EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS

       In March 1996, the Company employed James B. Mariner as President and Chief Executive Officer pursuant to a letter agreement. The agreement provides for annual cash compensation of $165,000, a cash bonus of up to $50,000 for the year ending March 31, 1997 and the grant of options to purchase 360,000 shares of the Company's Common Stock. The options have an exercise price equal to the last trading price of the Common Stock on the date of grant and expire on March 7, 2003. The cash bonus will be determined based on the Company achieving certain predetermined revenue and profit goals. The stock options vest at a rate of 120,000 options per year if all revenue and profit goals are achieved and any options that remain unvested at March 31, 1999 due to failure to meet such goals shall vest pro-rata over the following three years. Pursuant to the agreement, Mr. Mariner is an "at will" employee of the Company.

       In April 1994, the Company entered into Employment Agreements (the "Agreements") with A. Charles Lubash, (who was the Company's President and Chief Executive Officer until July 1995 and the Company's Vice Chairman from July 1995 to June 1996), and George L. Lazik (who was the Company's Executive Vice President until March 1996). The Agreements were both for three-year terms, unless sooner terminated in accordance with the terms of the Agreements. The Agreements provided for an annual base salary level of $150,000 for Mr. Lubash and $130,000 for Mr. Lazik. The Agreements provide that cash and/or stock option bonuses could be awarded at the discretion of the Board of Directors for each fiscal year during the Agreements' terms, to both Mr. Lubash and Mr. Lazik. No stock options or bonuses were awarded for fiscal years 1996 or 1995. Effective March 31, 1996, the Company renegotiated its employment agreement with Mr. Lazik. Pursuant to the terms of the amended agreement. Mr. Lazik will serve as a consultant to the Company until September 30, 1997 and receive base compensation of $80,000 and $50,000 for the years ended March 31, 1997 and the six months ended September 30, 1997, respectively. During the eighteen months term of Mr. Lazik's consulting contract, Mr. Lazik will receive $608 per month as an expense allowance, and the Company will pay health, vision and dental insurance premiums for Mr. Lazik and his spouse.

       Effective as of August 14, 1995, the Company entered into a consulting agreement (the "Consulting Agreement") with Gerald R. Sayer, Ph.D., pursuant to which Mr. Sayer served as President and Chief Executive Officer of the Company for approximately three days per week. The Consulting Agreement provided for compensation of $1,200 per day and the grant of options to acquire 5,000 shares of Common Stock per month for each month during the term of the Consulting Agreement. The options granted to Mr. Sayer are exercisable for three years from the date of grant at an exercise price equal to the market price of the Common Stock on the date of grant and are fully vested upon the date of grant. The Consulting Agreement was terminated on March 8, 1996.

       The Company has entered into an Employment Agreement with Russell Jackson, who is currently the Senior Vice President of the Company. The Jackson agreement, as amended, initially had a term of three years, beginning April 1, 1993, and ended March 31, 1996. The Jackson agreement provided for a base salary of $115,000 for the first year, $130,000 for the second year, and $145,000 for the third year. Mr. Jackson's employment has continued after March 31, 1996 on an "at-will" basis, with the same compensation terms as those contained in his prior agreement until either he or the Company provides written notification of termination to the other.

       The Jackson agreement provides him with the opportunity to earn cash bonuses for each fiscal year during the agreement's term in the amount of 3% of the Company's net pre-tax profits, after all salary and salary adjustments. In no event, however, can the amount of the cash bonus exceed $150,000 for any one fiscal year. The Jackson agreement also provided for the issuance on April 1, 1993, of options to purchase 20,000 shares of the Company's Common Stock at a price of $3.00 per share, the issuance on April 1, 1994, of options to purchase 20,000 shares of the Company's Common Stock at a price of $4.00 per share and the issuance on April 1, 1995, of options to purchase 20,000 shares of the Company's Common Stock at a price of $5.00 per share.

COMPENSATION OF DIRECTORS

       The Company pays its directors who are not otherwise employed by the Company for service to the Company, a fee of $1,500 per regular board meeting attended, $750 per special meeting or meeting of a committee of the Board of Directors attended and $400 per telephonic meeting in which they participated. Employee directors receive no fees.

       The Company's 1994 Stock Option Plan provides for the grant of a fixed amount of options to each director who is not an employee of the Company. The amended formula option provision provides for the grant of options to purchase 25,000 shares of Common Stock to all persons who were non-employee directors of the Company on November 13, 1995 and to any person elected or appointed as a non-employee director subsequent to that date. Additionally, the formula provision provides for the grant of options each year thereafter to purchase 3,000 shares of Common Stock to each non-employee director upon re-election at the annual meeting of shareholders. All options granted pursuant to the formula provision are exercisable for a period of ten years, exercisable at a price equal to the closing price of the Company's Common Stock on the date of grant. On April 1, 1995, options to purchase 5,000 shares of Common Stock were granted to each of the Company's three then non-employee directors at an exercise price of $4.03 per share pursuant to the prior formula provision of the Company's 1994 Stock Option Plan that was in effect at the time of grant. On November 13, 1995, 25,000 stock options were granted to each of the Company's five then non-employee directors. On February 8, 1996, 25,000 stock options were granted to each of the two non-employee directors elected on that date and 3,000 stock options were granted to each of the three non-employee directors that were re-elected on that date.

STOCK OPTIONS

        The following table contains information concerning the grant of stock options during the fiscal year ended March 31, 1996, to the Names Executives:

                                 Option Grants in Fiscal Year 1996 (1)
                                --------------------------------------

                                 Number of       Percent of
                                Securities     Total Options/
                                Underlying      SARs Granted       Exercise or
                               Options/SARs     to Employees       Base Price    Expiration
Name                            Granted (#)      in FY 1996        Per Share        Date
- ---------------------------------------------------------------------------------------------
James B. Mariner                 360,000(2)          65%             $1.875     Mar. 7, 2003

Gerald R. Sayer, Ph.D.            68,000(3)          13%               (3)      (3)

A. Charles Lubash                    -0-              0%               N/A      N/A

George L. Lazik, Ph.D.               -0-              0%               N/A      N/A

Russell Jackson                   83,000             16%             $2.125     Feb. 7, 2001

Ernest Holland                     3,000              *              $2.125     Feb. 7, 2001

- ------------------------------------
*      Less than 1%

(1)    The Company has no plans pursuant to which stock appreciation rights may be granted.


(2) The stock options vest at a rate of 120,000 options per year if all revenue and profit goals are achieved and any options that remain unvested at March 31, 1999 due to failure to meet such goals shall vest pro-rata over the following three years.

(3) Consists of options granted pursuant to the terms of a consulting agreement, with exercise prices ranging form $1.75 to $3.69 per share and expiring on various dates from July 30, 1998 to February 27, 1999 and options to purchase 28,000 shares of Common Stock that were granted pursuant to the formula option provision of the 1994 Stock Option Plan, as amended, for Mr. Sayer's service as a member of the Board of Directors.

       The following table provides information with respect to the exercise of options during the fiscal year ended March 31, 1996 by the Named Executives, and unexercised options held by the Named Executives as of March 31, 1996.


                                        AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996(1)
                                                 AND FISCAL YEAR END OPTION VALUES
                                    ------------------------------------------------------------
                                                                 Number of Securities             Value of
                                                                 Underlying Unexercised           Unexercised In-the-Money
                                Shares                           Options @ 3/31/96                Options @ 3/31/96(2)
                                Acquired        Value            -----------------------          -------------------------
                                on Exercise     Realized                        Unexer-                           Unexer-
Name                              (#)             (3)            Exercisable    cisable           Exercisable     cisable
- ---------------------------------------------------------------------------------------------------------------------------
James B. Mariner                  -0-             N/A               -0-          360,000             -0-            $225,000

A. Charles Lubash                 -0-             N/A            425,000(3)        -0-            $807,500          N/A

Gerald R. Sayer                   -0-             N/A             49,375          18,625          $ 14,766          $  6,984

George L. Lazik                   -0-             N/A            225,000(5)        -0-            $427,000          N/A

Russell Jackson                   -0-             N/A            188,000           -0-            $ 41,025          N/A

Ernest Holland                    -0-             N/A              3,000           -0-            $  1,125          N/A

- -------------------------------


(1) The Company has no plans pursuant to which stock appreciation rights may be granted.

(2) Value of unexercised "in-the-money" options is the difference between the market price of the Company's Common Stock on March 31, 1996 ($2.50 per share), and the exercise price of the option, multiplied by the number of shares subject to the option.

(3) 225,000 of the options were granted in 1992 as consideration for Mr. Lubash's personal guarantee of the Company's bank loan and other obligations. 200,000 of the options vested under Mr. Lubash's employment agreement with the Company for attaining certain sales goals set forth therein.

(4) Includes options to purchase 28,000 shares of Common Stock granted pursuant to the formula plan provision of the 1994 Stock Option Plan for Mr. Sayer's service as a member of the Board of Directors.

(5) 25,000 of the options were granted in 1992 as consideration for Mr. Lazik's personal guarantee of the Company's bank loan and other obligations. 200,000 of the options vested under Mr. Lazik's employment agreement with the Company for attaining certain sales goals set forth therein.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of July 15, 1996, certain information regarding the beneficial ownership of the Company's Common Stock by each director, each of the Named Executive and by all directors and executive officers of the Company as a group, and of certain other beneficial owners of more than 5% of the Company's Common Stock. The number of shares beneficially owned is deemed to include shares of Common Stock acquirable within sixty (60) days pursuant to the exercise of stock options and warrants. Each such person has sole voting and dispositive power with respect to such securities, except as otherwise indicated.


- ----------------------------------------------------------------------------------------------
Name and Address                               Amount and Nature of            Percent
Of Beneficial Owner                            Beneficial Ownership            of Class (1)
- ----------------------------------------------------------------------------------------------

D.H. Blair Investment                               2,113,000     (2)             25.8%
Banking Corporation
44 Wall Street
New York, NY 10005

Strategic Growth International, Inc.                  700,000     (3)              7.9%
111 Great Neck Road, Suite 606
Great Neck, NY 11021

Legong Investments N.V.                               558,659     (4)              6.9%
International Trade Center TM 126
Piscadera Bay, Curacso
Netherlands Antilles

Dominion Income                                       500,000                      6.1%
Management Corporation
15302 25th Drive S.E.
Mill Creek, WA 98012

James B. Mariner                                            0     (5)
9600 Topanga Canyon Boulevard
Chatsworth, CA 91311

Richard F. Gordon, Jr.                                437,732     (6)              5.3%
3115 Calle del Montana
Sedona, AZ 86336

A. Charles Lubash                                     914,826     (7)             11.2%
9600 Topanga Canyon Blvd.
Chatsworth, CA 91311

George L. Lazik                                       650,000     (8)              7.9%
9600 Topanga Canyon Blvd.
Chatsworth, CA 91311

Gerald R. Sayer                                        57,500     (9)                 *
25481 Bootstrap Place
Laguna Hills, CA 92653-6101


                                    9 of 12


- ----------------------------------------------------------------------------------------------
Name and Address                               Amount and Nature of            Percent
Of Beneficial Owner                            Beneficial Ownership            of Class (1)
- ----------------------------------------------------------------------------------------------

James D. Edwards                                       12,375     (10)                *
5415 Sunshine Canyon Road
Boulder, CO 80302

Sanford C. Sigoloff                                      6,250     (11)                *
3340 Ocean Park Boulevard #3050
Santa Monica, CA 90405

Philip B. Smith                                         6,250     (12)                *
535 Madison Avenue
New York, NY 10022

James R. Spievak                                       72,441     (13)                *
701 "B" Street, Suite 2200
San Diego, CA 92101

Russell Jackson                                       188,000     (14)             2.5%
9600 Topanga Canyon Blvd.
Chatsworth, CA 91311

Ernest Holland                                          3,000     (15)                *
9600 Topanga Canyon Blvd.
Chatsworth, CA 91311

All Officers and Directors                          2,350,374     (16)            28.9%
as a Group (11 Persons)
*   Less than 1%



(1) Shares which the person (or group) has the right to acquire within 60 days after July 15, 1996 are deemed to be outstanding in calculating the percentage ownership of the person (or group), but are not deemed to be outstanding as to any other person (or group).

(2) Includes 625,000 shares issuable upon the exercise of Common Stock purchase warrants.

(3) Includes 100,000 shares of Common Stock and 128,500 shares issuable upon the exercise of common stock purchase warrants owned by Richard E. Cooper, 97,250 shares of Common Stock and 121,500 shares issuable upon the exercise of common stock purchase warrants owned by Stanley Altschuler, and 200,000 options granted to Strategic Growth International, Inc. ("SGI"). Both Mr. Cooper and Mr.Altschuler are founders and principals of SGI.

(4) Represents 62.5 shares of Series C Preferred Stock. The Series C Preferred Stock, together with any accrued but unpaid dividends that the Company may pay in shares of its Common Stock, is convertible into shares of the Company's Common Stock. The actual number of shares of Common Stock into which the preferred stock is convertible is variable with the conversion price of the Common Stock equal to the lesser of (a) the Market Price (as hereinafter defined) of the Common Stock on the date of issuance of the preferred stock, or (b) 75% of the Market Price of the Common Stock on the date of conversion or redemption of the Series C Preferred Stock. The Market Price of the common stock is equal to the average closing bid price of the Common Stock for the five trading day period immediately preceding the applicable date of issuance, conversion or redemption. The 558,659 shares is based on the assumption that the Market Price of the Common Stock at the time of issuance of the Series C Preferred Stock is less than 75% of the Market Value of the Common Stock at the time of conversion or redemption of the Series C Preferred Stock.

(5) Excludes 360,000 unvested options to purchase Common Stock. The vesting schedule of such options is variable depending upon future performance of the Company, with March 31, 1997 as the first possible date of vesting of a portion of the options.

(6)   Includes 110,000 shares issuable upon the exercise of stock options.

(7) Includes 425,000 shares issuable upon the exercise of stock options and 12,500 shares issuable upon the exercise of common stock purchase warrants.

(8) Includes 225,000 shares issuable upon the exercise of stock options. Does not include 14,500 shares owned by Mr. Lazik's wife; and 12,500 shares issuable upon the exercise of common stock purchase warrants owned by Mr. Lazik's wife. Mr. Lazik disclaims beneficial ownership of the shares owned by his wife or which may be acquired upon exercise of her stock purchase warrants.

(9) Includes 53,000 shares issuable upon the exercise of stock options. Does not include 12,500 shares issuable upon the exercise of unvested options.

(10) Consists of 12,375 shares issuable upon the exercise of stock options. Does not include 15,625 shares issuable upon the exercise of unvested options.

(11) Consists of 6,250 shares issuable upon the exercise of stock options. Does not include 18,750 shares issuable upon the exercise of unvested options.

(12) Consists of 6,250 shares issuable upon the exercise of stock options. Does not include 18,750 shares issuable upon the exercise of unvested options.

(13)  Includes 57,000 shares issuable upon the exercise of stock options.

(14)  Consists of 188,000 shares issuable upon the exercise of stock options.

(15)  Consists of 3,000 shares issuable upon the exercise of stock options.

(16) Includes the 1,098,375 shares issuable upon the exercise of options and warrants described in footnotes 6, 7, 8, 9, 10, 11, 12, 13, 14, and 15 above. Does not include 425,625 shares issuable upon the exercise of unvested options described in footnotes 5, 9, 10, 11, and 12 above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company paid finder's fees of $150,000 and $125,000 to Maximum Partners, Ltd. relating to private placements of the Company's preferred stock in March and May, 1996, respectively. A principal of Maximum Partners, Ltd. is the son of Mr. Lubash, who is a Director of the Company.

    James R. Spievak, a former director and the Secretary of the Company, is a principal in the law firm of Annis & Spievak and was senior shareholder in the law firm of Shenas, Shaw & Spievak, a Professional Corporation until February 1996. Each of these firms have performed legal services for the

Company during the last two years. For the year ended March 31, 1996, the fees related to services provided to the Company by Annis & Spievak and Shenas, Shaw & Spievak were $10,101 and $236,839, respectively. For the year ended March 31, 1995, the fees related to services provided to the Company by Shenas, Shaw & Spievak were $238,756.

    In November 1994, the Company entered into an investor relations consulting agreement with Strategic Growth International, Inc. ("SGI"). The agreement was for a period of one year and provided for cash compensation of $6,750 per month. Options to purchase 200,000 shares of Common Stock were also issued pursuant to the terms of the agreement. In March 1995, the Company paid SGI $40,000 in finders' fees relating to a private placement of Common Stock and warrants of the Company. In August 1995, the agreement between the Company and SGI was replaced with an agreement expiring on January 1, 1997. The replacement agreement provides for a monthly fee of $11,600 and for SGI to provide additional services to the Company, including merger and acquisition consulting services, capital financing consulting services and services relating to the introduction of the Company's products to potential customers.

                                  SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Amendment to its Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHATCOM, INC.
                                         a California corporation


Dated: July 29, 1996                     By: /s/ JAMES B. MARINER
                                             -----------------------------------
                                             James B. Mariner, President and
                                             Chief Executive Officer

Dated: July 29, 1996                     By: /s/ JOHN R. GRADY
                                             -----------------------------------
                                             John R. Grady, Chief Financial
                                             Officer and principal accounting
                                             officer

                                 TROY & GOULD
                           Professional Corporation
                      1801 Century Park East, 16th Floor
                      Los Angeles, California 90067-2367
                                (310) 553-4441


                                 July 29, 1996


                                                                          AST5.1


VIA EDGAR
- ---------

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

      Re:  ChatCom, Inc.;
           Amendment to Annual Report on Form 10-KSB
           for fiscal year ended March 31, 1996
           -----------------------------------------

Dear Sir:

    On behalf of ChatCom, Inc. (the "Company"), we are transmitting, via EDGAR, for filing the Amendment to the Company's Annual Report on Form 10-KSB for fiscal year ended March 31, 1996. If you have any questions, please call me or Sandy Hillsberg of this office at (310) 553-4441.

                                        Very truly yours,

                                        /s/ Young J. Kim

                                        Young J. Kim

Enclosures

cc:  James B. Mariner (w/encl.)
     John R. Grady (w/encl.)
     Nasdaq Stock Market (w/three copies)
     James R. Spievak, Esq. (w/encl.)
     Sanford J. Hillsberg, Esq. (w/encl.)
     Gary Dickey (w/encl.)


AST5-1.185