Form 10QSB
period 1996-06-30
CHATCOM INC
filed 1996-08-14
CIK 771642

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1996

                        Commission file number 0-20462

                                 CHATCOM, INC.
       (Exact name of small business issuer as specified in its charter)

                         California                        95-3746596
              (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)               Identification No.)

          9600 Topanga Canyon Boulevard, Chatsworth, California 91311
                   (Address of principal executive offices)

                                 818/709-1778
                          (Issuer's telephone number)

     Check whether the issuer (1) filed reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

     As of August 6, 1996, there were 8,290,690 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes    No X
                                                   ---   ---

                                      Exhibit Index on Page 10

                                 CHATCOM, INC.

                         PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

BALANCE SHEETS (unaudited)
- --------------------------------------------------------------------------------

                                                      June 30,        March 31,
ASSETS                                      Notes       1996            1996
                                            -----    ----------      -----------
CURRENT ASSETS:
   Cash                                              $2,045,891      $1,067,397
   Restricted cash                                                      500,000
   Accounts receivable, net of allowances
     of $161,510 (June 30, 1996) and
     $262,228 (March 31, 1996)                        1,598,195       1,968,267
   Inventories                                2       3,376,658       3,481,195
   Prepaid expenses and other current
     assets                                             184,834         201,431
                                                     ----------      ----------
      Total current assets                            7,205,578       7,218,290

EQUIPMENT AND FIXTURES, Net                   3         560,881         539,449

DEPOSITS                                                 22,383          20,693
                                                     ----------      ----------
TOTAL                                                $7,788,842      $7,778,432
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                  $1,367,468      $1,842,942
   Accrued expenses                                     812,398         907,668
   Short term borrowings                      4                         938,461
   Current portion of capital lease
      obligations                                        33,142          29,525
                                                     ----------      ----------
      Total current liabilities                       2,213,008       3,718,596

CAPITAL LEASE OBLIGATIONS
   -less current portion                                 26,789          18,583

SHAREHOLDERS' EQUITY                          5
   Preferred stock, no par value;
    authorized 1,000,000 shares;
      Series B Preferred Stock, $20,000
         stated value per share, authorized
         1,000 shares, issued and outstanding
         45 and 75 shares at June 30, and
         March 31, 1996, respectively                   776,400       1,294,000
      Series C Preferred Stock, $20,000
         stated value per share, authorized
         1,000 shares, issued and outstanding
         75 shares at June 30, 1996                   1,325,000
   Common stock, no par value; authorized
    25,000,000 shares; issued and outstanding
    8,200,716 and 7,536,629 shares at June 30,
    and March 31, 1996, respectively                  7,227,760       5,859,660
   Additional paid-in capital                         1,435,711       1,435,711
    Accumulated deficit                              (5,215,826)     (4,548,118)
                                                    -----------     -----------
      Total shareholders' equity                      5,549,045       4,041,253
                                                    -----------     -----------

TOTAL                                               $ 7,788,842     $ 7,778,432
                                                    ===========     ===========

See accompanying notes to financial statements

                                 CHATCOM, INC.


          STATEMENTS OF OPERATIONS (unaudited)
- -------------------------------------------------------------------------------

                                                  Three Months Ended
                                                       June 30,
                                                 1996              1996
                                              ----------        -----------
SALES                                         $2,684,316        $ 4,483,656
COSTS OF GOODS SOLD                            1,814,450          2,727,183
                                              ----------        -----------
GROSS PROFIT                                     869,866          1,756,473

OPERATING EXPENSES
 Selling                                         741,569            979,919
 General and administrative                      506,951            387,671
 Research and development                        197,152            229,828
 Severance expense                                61,484
                                              ----------        -----------
  Total operating expenses                     1,507,156          1,597,418

(LOSS) INCOME FROM OPERATIONS                   (637,290)           159,055

INTEREST INCOME                                   15,872
INTEREST EXPENSE                                   8,663             33,145
                                              ----------        -----------

(LOSS) INCOME BEFORE INCOME TAXES               (630,081)           125,910

PROVISION FOR INCOME TAXES                            -0-             2,000
                                              ----------        -----------

NET (LOSS) INCOME                             $ (630,081)       $   123,910
                                              ==========        ===========

(LOSS) EARNINGS PER SHARE: (Note 6)

Primary and fully diluted (loss)
 earnings per share                           $    (0.08)       $      0.01
                                              ==========        ===========

Weighted average number of common
 shares and common share equivalent
 (primary and fully diluted)                   7,721,889         10,104,403
                                              ==========        ===========

     See accompanying notes to financial statements

                                 CHATCOM, INC.


          STATEMENTS OF CASH FLOWS (unaudited)
- -------------------------------------------------------------------------------

                                                      Three Months Ended
                                                         June 30,
                                                     1996            1995
                                                  ----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                 $ (630,081)     $   123,910
Adjustments to reconcile net (loss) income
 to net cash used in operating activities:
 Depreciation and amortization                        55,845           56,349
 Provision for losses on accounts receivable          18,739           19,000
 Changes in operating assets and
  liabilities:
  Restricted cash                                    500,000
  Accounts receivable                                351,333          192,674
  Inventories                                        104,537         (850,706)
  Prepaid expenses and other
    current assets                                    16,597           34,129
  Deposits                                            (1,690)
  Accounts payable                                  (475,474)        (227,270)
  Accrued expenses                                  (125,303)        (292,291)
                                                  ----------      -----------

Net cash used in operating
  activities                                        (185,497)        (944,205)

CASH FLOWS FROM INVESTING ACTIVITIES-
 Capital expenditures                                (55,689)         (82,166)
                                                  ----------      -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Borrowings under notes payable                                       712,089
 Principal payments of notes payable                (938,461)      (1,075,000)
 Principal payments on capital leases                 (9,765)          (7,812)
 Proceeds from sale of preferred stock             1,325,000
 Payment of dividends on preferred stock              (7,594)
 Issuance of convertible subordinated debt
 Exercise of stock options and warrants              850,500              900
                                                  ----------      -----------
 Net cash (used) provided by financing
   activities                                      1,219,680         (369,823)
                                                  ----------      -----------

NET (DECREASE) INCREASE IN
 CASH                                                978,494       (1,369,194)

CASH, BEGINNING OF PERIOD                          1,067,397        1,457,260
                                                  ----------      -----------

CASH, END OF PERIOD                               $2,045,891      $    61,066
                                                  ==========      ===========

                                                           (Continued)

                                CHATCOM, INC.

STATEMENTS OF CASH FLOWS (unaudited)                              Continued

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   During the three months ended June 30, 1996, the Company accrued dividends payable on preferred stock of $30,033.

   During the three months ended June 30, 1996 and 1995, the Company paid interest of $8,634 and $55,277, respectively, and taxes of $425 and $250, respectively.

   During the three months ended June 30, 1996 the Company entered into a capital lease agreement for equipment with costs of $21,588.

                                                            (Concluded)
See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996

1.    ACCOUNTING POLICIES

      The unaudited financial statements presented herein have been prepared by ChatCom, Inc. (the "Company") in accordance with the accounting policies described in its 1996 audited financial statements and should be read in conjunction with the notes thereto. In the opinion of management, all adjustments which are necessary to present fairly the Company's financial position for the interim periods presented (consisting only of normal recurring adjustments), have been made. Certain prior year amounts have been reclassified to conform with current year classifications.

      The results of operations for the three month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 1997.

 2.   INVENTORIES

      The components of inventories are as follows:

                                                                June 30,
                                                                  1996
                                                              ----------
      Raw materials                                           $1,140,743
      Work in process                                            940,605
      Finished goods                                           1,295,310
                                                              ----------
                                                              $3,376,658
                                                              ==========

                                 CHATCOM, INC.


      3.  EQUIPMENT AND FIXTURES

          Equipment and fixtures consist of the following:

                                                                      June 30,
                                                                        1996
                                                                    ----------
          Equipment                                                 $  787,223
          Software                                                     103,930
          Furniture and fixtures                                       179,617
          Leasehold improvements                                        39,806
                                                                    ----------
                                                                     1,110,576

          Less: accumulated depreciation                               549,695
                                                                    ----------
          Equipment and Fixtures, net                               $  560,881
                                                                    ==========

      4.  NOTES PAYABLE

          On May 26, 1995, the Company entered into a $3,500,000 working capital line-of-credit agreement with a commercial finance corporation that bore interest at the prime rate (8.25% at March 31, 1996) plus 1.75%. The line-of-credit facility was collateralized by substantially all of the assets of the Company. The proceeds from the funding of this facility were used to repay the amounts owed to a bank under a line-of-credit agreement which had expired. On May 2, 1996, the Company repaid all amounts then outstanding and all accrued interest owed under the line-of-credit agreement and the agreement was terminated.

      5.  STOCK OPTIONS AND WARRANTS

          During the fiscal quarter ended June 30, 1996, the Company granted options to purchase 250,000 shares of common stock to key employees pursuant to the Company's 1994 Stock Option Plan. The options vest over a period of three years and are exercisable at the closing price of the common stock on the date of grant.


      6.  (LOSS) EARNINGS PER SHARE

          The computation of (loss) earnings per share is detailed as follows:


                                                          Three Months Ended
                                                                June 30,
                                                           1996         1995
                                                       ----------    ---------
Net (loss) income used to
  compute primary and fully
  diluted (loss) earnings
  per share:
Net (loss) income                                     $  (630,081)   $ 123,910
Adjustments of net income:
  Interest reduction due to retirement of
  debt with proceeds from assumed exercise
  of options and warrants (net of taxes)                                20,292
Estimated interest income on excess proceeds from
  assumed exercise of options and warrants                               6,344
  (net of taxes)                                      -----------    ---------

                                 CHATCOM, INC.


Net (loss) income used to
compute primary and fully
diluted (loss) earnings
per share:                                     $ (630,081)   $ 150,546
                                               ----------    ---------

Number of shares used to
compute primary and fully
diluted (loss) earnings per share:

Weighted average number of common
shares outstanding                              7,721,889    7,536,629

Dilutive effect of options
  and warrants                                               2,567,774
                                                ----------  ----------
Number of shares used to compute
primary and fully diluted (loss)
earnings per share                              7,721,889   10,104,403
                                                ==========  ==========
7.   RELATED PARTIES

           One of the officers of the Company is also a shareholder of a law firm that provides legal consultation to the Company. At June 30, 1996 and 1995, the Company owed this law firm $6,588 and $14,245, respectively. During the three months ended June 30, 1996 and 1995, fees relating to services provided by this law firm in the amounts of $19,476 and $54,836, respectively, were included in operating expenses.


////

////

////

////

////

////

////

////

////

////

////

////
                                 Page 7 of 17

                                 CHATCOM, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three Months Ended June 30, 1996 Compared to the Three Months Ended June 30, 1995.

         The Company's sales revenue decreased $1,800,000, or 40% from $4,484,000 to $2,684,000 primarily due to a decrease in unit sales. The Company believes that the decrease in revenues is attributable, at least in part, to decreased sales and marketing efforts during the quarters ended December 31, 1995 and March 31, 1996. The sales and marketing efforts were limited during those periods due to liquidity constraints that have subsequently been alleviated. Although the Company anticipates increased sales and marketing efforts during the quarter ending September 30, 1996, the Company expects the prior marketing hiatus to continue to have some adverse impact on revenues until around August 1996 due to the protracted sales cycle of the Company's products. The Company's ability to thereafter increase revenues will be dependent upon a number of factors, including but not limited to the market's acceptance of the Company's future products, the ability of the Company to penetrate new markets and the strength of the Company's competition.

         The costs of goods sold decreased $912,000, or 33%, from $2,727,000 to $1,815,000. The decrease was primarily due to the reduction in material costs related to the decrease in revenues. The decrease in cost of goods sold was of a lesser percentage than the decrease in unit sales volume due to an increase in inventory obsolescence reserve of $90,000 during the fiscal quarter ended June 30, 1996 and manufacturing labor and overhead costs that remained substantially constant.

         Selling expenses decreased $238,000, or 24%, from $980,000 to $742,000. This reduction was the result of a $48,000 decrease in salary and related costs due to consolidation of sales territories and certain positions that were vacant during the quarter ended June 30, 1996, a $28,000 decrease in sales commission expense due to lower sales volumes and a $164,000 decrease in advertising costs.

         General and administrative expense increased $119,000, or 31%, from $388,000 to $507,000. Approximately $60,000 of the increase related to the restructuring of the management of the Company, whereby two vice presidents were transfered from operational cost centers to the administrative cost center.
An increase of $24,000 relates to premiums on an officers' and directors' liability policy which was initiated in July 1995, and an increase of $12,000 was attributable to an increase in director's fees.

          Research and development expense decreased $33,000, or 14%, primarily due to the transfer of the Senior Vice President of Technology to the administrative cost center.

          In June 1996, the Company recorded severance expense of $61,000 related to the implementation of a plan that was completed in July 1996 to reduce the workforce by approximately 20% in connection with a restructuring of the manufacturing operation to allow for an increase in outsourced manufacturing and an overall streamlining of the management structure. The workforce reduction was part of the Company's continuing efforts to reduce operating expenses and involved eliminating 13 positions and terminating the employees who were then occupying those positions. The annual cost to the Company related to those employees was estimated at $480,000. The Company believes that the staffing level subsequent to the planned workforce reduction should result in a measurable decrease in overall personnel costs and should support any potential increase in revenues of up to approximately 25% from those generated in fiscal year 1996. Although the Company may, from time to time, determine that the elimination of a certain position or positions is in the Company's best interests, the Company does not anticipate that a workforce reduction of a similar magnitude to the one that was recently effected will be warranted in the foreseeable future.

        Interest expense decreased $24,000, or 73%, from $33,000 to $9,000. The decrease was caused by a retirement of the line-of-credit financing agreement during the quarter ended June 30, 1996.

                                 CHATCOM, INC.

Financial Condition and Changes in Financial Condition during the Three Months Ended June 30, 1996

     The Company recorded a net loss of approximately $630,000 for the three months ended June 30, 1996. Cash increased $978,000 primarily due to proceeds from the sale of preferred stock of $1,325,000 and proceeds from the exercise of stock options and warrants of approximately $850,000. These increases in cash were partially offset by cash used by operations in the amount of $185,000 and repayment of short term borrowings of $938,000. Working capital increased approximately $1,493,000 also due to the proceeds from the sale of preferred stock and the exercise of stock options and warrants.

     Accounts receivable decreased $370,000, or 19%, from $1,968,000 to $1,598,000. The decrease was primarily attributable to revenues for the month of June 1996 being approximately 10% lower than those for March 1996 and the collection of certain older receivable amounts during the quarter ended June
30, 1996.

     Inventories decreased $104,000, or 3%, from $3,481,000 to $3,377,000. The decrease was primarily the result of "turn-key" purchasing of subassemblies, which has been implemented by the Company on certain of its products. The Company has traditionally purchased the individual components required to manufacture an electronic assembly, sent the components to a subcontractor to be soldered onto the circuit board, and performed final assembly and test upon its return from the subcontractor. The Company has begun to institute "turn-key" purchasing for some of its products, whereby the subassembly is purchased already soldered and ready for final assembly and testing. The Company intends to implement "turn-key" purchasing for all assemblies that meet volume thresholds required by the vendor in order to significantly reduce the requirement to stock individual components.

     Prepaid expenses decreased $16,000, or 8%, from $201,000 to $185,000. The decrease was primarily the result of normal amortization of prepaid expenses.

     Equipment and fixtures increased $22,000, or 4%, due to the acquisition of equipment with cost of $77,000, which was partially offset by depreciation of $56,000. The purchased equipment primarily consisted of office equipment and workstations.

     Accounts payable decreased $476,000, or 26%, from $1,843,000 to $1,367,000, due to a shortening of the payables cycle that the Company was able to effectuate with the proceeds from the sale of preferred stock and the exercise of options and warrants during the fiscal quarters ended March 31, 1996 and June 30, 1996.

     Accrued expenses decreased $96,000, or 11%, from $908,000 to $812,000. The decrease was primarily due to the payment of a lawsuit settlement and a portion of the accrued severance pay to two former officers.

     Short term borrowings decreased by $938,000 due to the repayment and termination of the line-of-credit financing agreement with Deutsche Financial Services.

     Capital lease obligations increased approximately $12,000, or 20%, from $48,000 to $60,000. The increase was the result of the addition of an office equipment lease in the amount of $22,000, which was mitigated by approximately $10,000 of principal payments on capital leases in accordance with the terms of the lease agreements.

     The accumulated deficit increased by approximately $668,000 due to the net loss of $630,000 recorded for the three months ended June 30, 1996 and the accrual of approximately $38,000 of dividends on preferred stock.

                                 CHATCOM, INC.

Liquidity
- ---------

     As of June 30, 1996, the Company had working capital of $4,992,570. The Company currently relies on liquid assets to fund operations. In July 1996, the Company reduced its workforce in connection with a restructuring to allow for greater conservation of liquid resources and the outsourcing of a greater portion of the manufacturing activities. The Company believes that the outsourcing of manufacturing will allow the Company to respond more rapidly to changes in sales volume, reduce the amount of inventory on hand and realize cost savings by utilizing the purchasing power of the Company's subcontractors for component purchases.

     The Company believes that, after giving effect to the recent reduction in the Company's workforce, the capital resources that it currently possesses should be sufficient to sustain operations at current levels through the end of the fiscal year even without a significant increase in revenues during the balance of the fiscal year. Additional capital resources might be obtained through the calling or the voluntary exercise of warrants that were issued in conjunction with the Company's 1995 private placement. The exercise of these warrants could yield proceeds of up to $4,819,500. The Company may call these warrants for redemption at $3.00 per warrant if the market value of the Company's common stock has been greater than $3.60 per share for ten consecutive trading days. As of the date of this report, the conditions necessary for the Company to call the warrants have not been satisfied. The Company may also seek additional public or private financing to meet its capital needs if market conditions permit.

     The Company has incurred operating losses in each of its last three fiscal years. Should the Company continue to experience operating losses in the future which result in a significant utilization of liquid resources, the Company's liquidity and its ability to sustain operations at current levels could be materially, adversely affected. Should the Company experience significant growth in revenues that requires the utilization of significant liquid resources for the financing of increased accounts receivable and inventory balances, the Company may seek a new line-of-credit financing agreement to assist in meeting such cash requirements. The Company does not currently have a commitment from any third party to provide short-term financing.

     The Company had no material commitments for capital expenditures as of June 30, 1996.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
- --------------------------------------------------------------------------------

     Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products and prices, and other factors discussed in the Company's various filings with the Securities and Exchange Commission, including without limitation the Registration Statement on Form S-3 (Registration No. 333-3792), which was declared effective by the Securities and Exchange Commission on June 7, 1996.

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     a. Exhibits. The following exhibits are filed with this Form 10-QSB or are incorporated by reference to the document described:

        10.1 Form of Stock Purchase Agreement for Series C Preferred Stock, entered into by the Company and Legong Investments N.V. and David Freund, is incorporated by reference to Exhibit 10.14 to the Company's annual report on

                                 CHATCOM, INC.

           Form-KSB for the fiscal year ended March 31, 1996, filed with the Commission on July 1, 1996.

     10.2 Form of Stock Purchase Warrant Agreement, entered into by the Company and Maximum Partners, Ltd.

     27    Financial Data Schedule

     b.    Reports on Form 8-K.

           A current report on Form 8-K was filed on May 28, 1996, under Item 5, to disclose the Company's completion of private placements of preferred stock, the repayment of amounts owed under a line-of-credit financing agreement and the expected loss for the fiscal quarter ended March 31, 1996.

           A current report on Form 8-K was filed on June 14, 1996, under Item 5, to disclose that the registration statement on Form S-3 that was filed by the Company to register the common stock that is issuable upon the conversion or redemption of the preferred stock and any unpaid dividends thereon that may be paid in common stock had been declared effective by the Securities and Exchange Commission on June 7, 1996.

No other information is required to be filed under Part II of this Form 10-QSB.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CHATCOM, INC.,
                                             a California corporation


Date: August 12, 1996                        By: /s/ James B. Mariner
                                                 ---------------------------
                                                 James B. Mariner, President
                                                 and Chief Executive Officer


                                             By: /s/ John R. Grady
                                                 ----------------------------
                                                 John R. Grady,
                                                 Chief Financial Officer

                                                                  Exhibit 10.2

                                 CHATCOM, INC.

             Void after 5:00 p.m. Pacific Standard Time, on May 31, 2000 Warrant to Purchase Thirty Thousand (30,000) Shares of Common Stock

                       WARRANT TO PURCHASE COMMON STOCK

                                      OF

                                 CHATCOM, INC.
                           a California corporation

     This is to certify that, for value received, Maximum Partners, Ltd. ("Holder"), is entitled to purchase, subject to the provisions of this Warrant, from ChatCom, Inc., a California corporation ("Company"), thirty thousand (30,000) fully paid, validly issued and nonassessable shares of common stock, no par value, of the Company ("Common Stock"), at a price of $3.00 per share at any time or from time to time during the period from June 1, 1996, to May 31, 2000.

     The number of shares of Common Stock to be received upon the exercise of this Warrant and the price to be paid for each share of Common Stock may be adjusted from time to time as hereinafter set forth. The shares of Common Stock deliverable upon such exercise, and as adjusted from time to time, are hereinafter sometimes referred to as "Warrant Shares" and the exercise price of a share of Common Stock in effect at any time and as adjusted from time to time is hereinafter sometimes referred to as the "Exercise Price."

     1. Exercise of Warrant. This Warrant may be exercised in whole or in part
        -------------------
at any time from time to time on or after June 1, 1996, and until May 31, 2000; provided however, that if either such day is a day on which banking institutions in the State of California are authorized by law to close, then on the next succeeding day which shall not be such a day. This Warrant may be exercised by presentation and surrender hereof to the Company at its principal office, with the Purchase Form annexed hereto duly executed, with signature guaranteed, and accompanied by payment of the Exercise Price for the number of Warrant Shares specified in such form. As soon as practicable after each exercise of the Warrants, but not later than twenty (20) days from the date of such exercise, the Company shall issue and deliver to the Holder a certificate or certificates for the Warrant Shares issuable upon such exercise, registered in the name of the Holder or its designee.

     If this Warrant should be exercised in part only, the Company shall, upon surrender of this Warrant for cancellation, execute and deliver a new Warrant evidencing the rights of the Holder hereof to purchase the balance of the Warrant Shares purchasable hereunder. Upon receipt by the Company of this Warrant at its office, in proper form for exercise, the Holder shall be deemed to be the holder of record of the shares of Common Stock issuable upon such exercise, notwithstanding that the stock transfer books of the

                                 CHATCOM, INC.

Company shall then be closed or that certificates representing such shares of Common Stock shall not then by physically delivered to the Holder.

     2. Reservation of Shares. The Company shall at all time reserve for
        ---------------------
issuance and/or delivery upon exercise of this Warrant such number of shares of its Common Stock as shall be required for issuance and delivery upon exercise of the Warrants.

     3. Fractional Shares. No fractional shares or script representing
        -----------------
fractional shares shall be issued upon the exercise of this Warrant. With respect to any fraction of a share called for upon any exercise hereof, the Company shall pay to the Holder an amount in cash equal to such fraction multiplied by the current market value of a share, determined as follows:

        3.1. If the Common Stock is listed on a National Securities Exchange or admitted to unlisted trading privileges on such exchange or listed for trading on the NASDAQ system, the current market value shall be the last reported sale price of the Common Stock on such exchange or system on the last business day prior to the date of exercise of the Warrant or if no such sale is made on such day, the average closing bid and asked prices for such day on such exchange or system; or

        3.2. If the Common Stock is not so listed or admitted to unlisted trading privileges, the current market value shall be the mean of the last reported bid and asked prices reported by the National Quotation Bureau, Inc., on the last business day prior to the date of the exercise of this Warrant; or

        3.3. If the Common Stock is not so listed or admitted to unlisted trading privileges and did and asked prices are not so reported, the current market value shall be an amount, not less than book value thereof as at the end of the most recent fiscal year of the Company ending prior to the date of the exercise of the Warrant, determined in such reasonable manner as may be prescribed by the Board of Directors of the Company.

     4. Loss of Warrant. Upon receipt by the Company of evidence satisfactory to
        ---------------
it of the loss, theft, destruction or mutilation of this Warrant, and (in the case of loss, theft or destruction) of reasonably satisfactory indemnification, and upon surrender and cancellation of this Warrant, if mutilated, the Company shall execute and deliver a new Warrant of like tenor and date.

     5. Rights of the Holder. The Holder shall not, by virtue hereof, be
        --------------------
entitled to any rights of a shareholder in the Company, either at law or equity, and the rights of the Holder are limited to those expressed in the Warrant and are not enforceable against the Company except to the extent set forth herein.

     6. Anti-Dilution Provisions. The Exercise Price in effect at any time and
        ------------------------
the number and kind of securities purchasable upon the exercise of the Warrants shall be subject to adjustment from time to time upon the happening of certain events, as follow:

                                 CHATCOM, INC.

        6.1. In case the Company shall (i) declare a dividend or make a distribution on its outstanding shares of Common Stock in shares of Common Stock; (ii) subdivide or reclassify its outstanding shares of Common Stock into a greater number of shares; or (iii) combine or reclassify its outstanding shares of Common Stock into a smaller number of shares, the Exercise Price in effect at the time of the record date for such dividend or distribution or of the effective date of such subdivision, combination or reclassification shall be proportionately adjusted so that the Holder of this Warrant exercised after such date shall be entitled to receive the aggregate number and kind of shares which, if this Warrant had been exercised by such Holder immediately prior to such date, he would have owned upon such exercise and been entitled to receive upon such dividend, subdivision, combination or reclassification.

        6.2. In case the Company shall hereafter distribute to the holders of its Common Stock evidences of its indebtedness or assets (excluding cash dividends or distributions and dividends or distributions referred to in Subsection 6.1 above) or subscription rights or warrants, then in each such case the Exercise Price in effect thereafter shall be determined by multiplying the Exercise Price in effect immediately prior thereto by a fraction, the numerator of which shall be the total number of shares of Common Stock outstanding multiplied by the current market price per share of Common Stock (as defined in Subsection 6.7 below), less the fair market value (as determined by the Company's Board of Directors) of said assets or evidences of indebtedness so distributed or of such rights or warrants, and the denominator or which shall be the total number of shares of Common Stock outstanding multiplied by such current market price per share of Common Stock. Such adjustment shall be made whenever any such distribution is made and shall become effective immediately after the record date for the determination of shareholders entitled to receive such distribution.

        6.3. In case the Company shall issue shares of its Common Stock [excluding (i) shares issued in any of the transactions described in Subsection
6.1 above; (ii) shares issued upon exercise of options granted to the Company's Officers, Directors or employes, if such shares would otherwise be included in this Subsection 6.3; (iii) shares issued upon exercise of any options and warrants outstanding on the date this Warrant is issued; (iv) shares issued to shareholders of any corporation which merges into the Company in proportion to their stock holdings of such corporation immediately prior to such merger, upon such merger; and (v) issued in a bona fide public offering pursuant to a firm commitment underwriting, but only if no adjustment is required pursuant to any other specific subsection of this Section 6 with respect to the transaction giving rise to such rights] for a consideration per share less than the current market price per share [as defined in Section 6.7 below] on the date the Company fixes the offering price of such additional shares, the Exercise Price shall be adjusted immediately thereafter so that it shall equal the price determined by multiplying the Exercise Price in effect immediately prior thereto by a fraction, the numerator of which shall be the sum of the number of shares of Common Stock outstanding immediately prior to the issuance of such additional shares and the number of shares of Common Stock which the aggregate consideration received

                                 CHATCOM, INC.

[determined as provided in Section 6.6 below] for the issuance of such additional shares would purchase at such current market price per share of Common Stock, and the denominator of which shall be the number of shares of Common Stock outstanding immediately after the issuance of such additional shares.

      6.4 In case the Company shall issue any securities convertible into or exchangeable for its Common Stock [excluding securities issued in transactions described in Subsection 6.2 above] for a consideration per share of Common Stock initially deliverable upon conversion or exchange of such securities [determined as provided in Subsection 6.6 below] less than the current market price per share [as defined in Subsection 6.7 below] in effect immediately prior to the issuance of such securities, the Exercise Price shall be adjusted immediately thereafter so that it shall equal the price determined by multiplying the Exercise Price in effect immediately prior thereto by a fraction, the numerator of which shall be the sum of the number of shares of Common Stock outstanding immediately prior to the issuance of such securities and the number of shares of Common Stock which the aggregate consideration received [determined as provided in Section 6.6 below] for such securities would purchase at such current market price per share of Common Stock, and the denominator of which shall be the sum of the number of shares of Common Stock outstanding immediately prior to such issuance and the maximum number of shares of Common Stock of the Company deliverable upon conversion of or in exchange for such securities at the initial conversion or exchange price or rate.

      6.5 Whenever the Exercise Price payable upon exercise of each Warrant is adjusted pursuant to Subsections 6.1, 6.2, 6.3 and 6.4 above, the number of shares purchasable upon exercise of this Warrant shall simultaneously be adjusted by multiplying the number of shares initially issuable upon exercise of this Warrant by the Exercise Price in effect on the date hereof and dividing the product so obtained by the Exercise Price, as adjusted.

      6.6 For purposes of any computation respecting consideration received pursuant to Subsections 6.3 and 6.4 above, the following shall apply:

          (a) in the case of the issuance of shares of Common Stock for cash, the consideration shall be the amount of such cash; provided that in no case shall any deduction be made for any commissions, discounts or other expenses incurred by the Company for any underwriting of the issue or otherwise in connection therewith; and

          (b) in the case of the issuance of shares of Common Stock for a consideration in whole or in part other than cash, the consideration other than cash shall be deemed to be the fair market value thereof as determined in good faith by the Board of Directors of the Company (irrespective of the accounting treatment thereof), whose determination shall be conclusive.

                                 CHATCOM, INC.

          6.7 For the purposes of any computation under Subsections 6.2, 6.3 and
6.4 above, the current market price per share of Common Stock at any date shall be deemed to be the average of the daily closing prices for ten (10) consecutive business days before such date. The closing price for each day shall be the last sale price regular way or, in case no such reported sale takes place on such day, the average of the last reported bid and asked prices regular way, in either case on the principal national securities exchange on which the Common Stock is admitted to trading or listed, or if not listed or admitted to trading on such exchange, the average of the highest reported bid and lower reported asked prices as reported by NASDAQ, or other similar organization, if NASDAQ is no longer reporting such information, or if not so available, the fair market price as determined by the Board of Directors.

          6.8 No adjustment in the Exercise Price shall be required unless such adjustment would require an increase or decrease of at least five cents ($0.05) in such price. All calculations under this Section 6 shall be made to the nearest cent or to the nearest one-hundredth of a share, as the case may be.

      7. Reclassification, Reorganization or Merger.  In case of any
         ------------------------------------------
reclassification, capital reorganization or other change of outstanding shares of Common Stock of the Company, or in case of any consolidation or merger of the Company with or into another corporation, or in case of any sale, lease or conveyance to another corporation of the property of the Company as an entirety, the Company shall, as a condition precedent to such transaction, cause effective provisions to be made so that the Holder shall have the right thereafter by exercising this Warrant at anytime prior to the expiration of the Warrant, to purchase the kind and amount of shares of stock and other securities and property receivable upon such reclassification, capital reorganization and other change, consolidation, merger, sale or conveyance by a holder of the number of shares of Common Stock which might have been purchased upon the exercise of this Warrant, immediately prior to such reclassification, change, consolidation, merger, sale or conveyance.

                                 CHATCOM, INC.


Dated: May 31, 1996                  CHATCOM, INC.,
                                         a California corporation


                                     By:
                                         -------------------------------
                                         James B. Mariner, President and
                                         Chief Executive Officer