Form 10QSB
period 1996-09-30
CHATCOM INC
filed 1996-11-14
CIK 771642

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________


                                  FORM  10-QSB


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                                 818/709-1778
                          (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

        As of November 11, 1996, there were 9,807,536 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---

                            Exhibit Index on Page 13

                                 CHATCOM, INC.

                        PART I    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


BALANCE SHEETS (unaudited)
--------------------------------------------------------------------------------

                                                                        September 30,    March 31,
ASSETS                                                          Notes       1996           1996
                                                               -------  -------------   -----------
CURRENT ASSETS:
 Cash                                                                   $   842,535     $ 1,067,397
 Restricted cash                                                                            500,000
 Accounts receivable, net of allowances of $167,917
    (September 30, 1996) and $262,228 (March 31, 1996)                    1,461,059       1,968,267
  Inventories                                                   2         3,174,368       3,481,195
  Prepaid expenses and other current assets                                 223,317         201,431
                                                                        -----------     -----------
   Total current assets                                                   5,701,279       7,218,290

EQUIPMENT AND FIXTURES, Net                                     3           546,820         539,449

DEPOSITS                                                                     22,383          20,693
                                                                        -----------     -----------

TOTAL                                                                   $ 6,270,482     $ 7,778,432
                                                                        ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $ 1,061,246     $ 1,842,942
  Accrued expenses                                                          693,602         907,668
  Short term borrowings                                         4                           938,461
  Current portion of capital lease obligations                               28,510          29,525
                                                                        -----------     -----------
    Total current liabilities                                             1,783,358       3,718,596

CAPITAL LEASE OBLIGATIONS

   -less current portion                                                     21,876          18,583

SHAREHOLDERS' EQUITY                                            5
  Preferred stock, no par value;
    authorized 1,000,000 shares;
      Series B Preferred Stock, $20,000 stated value per
          share, authorized 1,000 shares, issued and
          outstanding 0 and 75 shares at September 30,
          and March 31, 1996, respectively                                                1,294,000
      Series C Preferred Stock, $20,000 stated value per
          share, authorized 1,000 shares, issued and
          outstanding 45 and 0 shares at September 30,
          and March 31, 1996, respectively                                  795,000
  Common stock, no par value; authorized
    25,000,000 shares; issued and outstanding
    9,289,900 and 7,536,629 shares at September 30,
    and March 31, 1996, respectively                                      8,567,946       5,859,660
  Additional paid-in capital                                              1,435,711       1,435,711
    Accumulated deficit                                                  (6,333,409)     (4,548,118)
                                                                        -----------     -----------

      Total shareholders' equity                                          4,465,248       4,041,253
                                                                        -----------     -----------

TOTAL                                                                   $ 6,270,482     $ 7,778,432
                                                                        ===========     ===========

See accompanying notes to financial statements

                                 CHATCOM, INC.


        STATEMENTS OF OPERATIONS (unaudited)
--------------------------------------------------------------------------------

                                    Three Months Ended            Six Months Ended
                                       September 30,                September 30,
                                     1996          1995         1996            1995
                                 -----------   -----------   -----------   -----------
SALES                            $ 2,208,896   $ 3,716,988   $ 4,893,212   $ 8,200,644
COST OF GOODS SOLD                 1,519,808     2,553,154     3,334,258     5,280,337
                                 -----------   -----------   -----------   -----------

GROSS PROFIT                         689,088     1,163,834     1,558,954     2,920,307

OPERATING EXPENSES
  Selling                            834,366       975,255     1,575,935     1,955,174
  General and administrative         697,227       520,028     1,204,178       907,699
  Research and development           255,876       234,396       453,028       464,224
  Severance expense                                               61,484
                                 -----------   -----------   -----------   -----------

    Total operating expenses       1,787,469     1,729,679     3,294,625     3,327,097

LOSS FROM OPERATIONS              (1,098,381)     (565,845)   (1,735,671)     (406,790)

INTEREST INCOME                       12,082                      27,954
INTEREST EXPENSE                       1,839        38,684        10,502        71,829
                                 -----------   -----------   -----------   -----------

LOSS BEFORE INCOME TAXES          (1,088,138)     (604,529)   (1,718,219)     (478,619)

PROVISION FOR INCOME
  TAXES                                              2,000                       4,000
                                 -----------    ----------   -----------   -----------

NET LOSS                         $(1,088,138)   $ (606,529)  $(1,718,219)  $  (482,619)
                                 ===========    ==========   ===========   ===========

LOSS PER SHARE:  (Note 6)

Primary and fully diluted loss
  per share                      $     (0.13)   $    (0.08)  $     (0.21)  $     (0.06)
                                 ===========    ==========   ===========   ===========


Weighted average number of
 common shares and common
 share equivalents (primary
 and fully diluted)                8,553,457     7,536,629     8,139,945     7,536,345
                                 ===========    ==========   ===========   ===========

See accompanying notes to financial statements

                                 CHATCOM, INC.

        STATEMENTS OF CASH FLOWS (unaudited)
------------------------------------------------------------------------------

                                                        Six Months Ended
                                                          September 30,
                                                      1996             1995
                                                 ------------    -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net loss                                         $(1,718,219)    $  (482,619)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                       114,075         175,269
 Provision for losses on accounts
  receivable                                         142,879
 Changes in operating assets and
  liabilities:
  Restricted cash                                    500,000
  Accounts receivable                                364,329         689,215
  Inventories                                        306,827        (593,093)
  Prepaid expenses and other
    current assets                                   (21,886)         92,524
  Deposits                                            (1,690)           (500)
  Accounts payable                                  (781,696)       (593,356)
  Accrued expenses                                  (236,857)       (153,214)
                                                 -----------      ----------
 Net cash used in operating
  activities                                      (1,332,238)       (865,774)

CASH FLOWS FROM INVESTING
ACTIVITIES-
 Capital expenditures                                (99,858)       (142,135)
                                                 -----------      ----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
 Borrowings under notes payable                                      921,688
 Principal payments of notes payable                (938,461)     (1,075,000)
 Principal payments on capital leases                (19,310)        (15,895)
 Proceeds from sale of preferred stock             1,325,000
 Payment of dividends on preferred
  stock                                              (10,495)
 Collection of subscriptions receivable                               40,000
 Exercise of stock options and warrants              850,500             900
                                                 -----------      ----------
 Net cash provided (used) by
  financing activities                             1,207,234        (128,307)
                                                 -----------      ----------

NET DECREASE IN CASH                                (224,862)     (1,136,216)

CASH, BEGINNING OF PERIOD                          1,067,397       1,457,260
                                                 -----------     -----------
CASH, END OF PERIOD                              $   842,535     $   321,044
                                                 ===========     ===========
                                                                 (Continued)

                                 CHATCOM, INC.

STATEMENTS OF CASH FLOWS (unaudited)                      Continued

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   During the six months ended September 30, 1996, the Company accrued dividends on preferred stock of $67,072. Dividends of $10,495 were paid in cash, dividends of $33,786 were paid through the issuance of 24,194 shares of the Company's common stock and dividends of $22,792 were accrued but unpaid at September 30, 1996.

   During the six months ended September 30, 1996 and 1995, the Company paid interest of $10,473 and $85,693, respectively, and taxes of $425 and $250, respectively.

   During the six months ended September 30, 1996, the Company entered into a capital lease agreement for equipment with costs of $21,588.

                                                                 (Concluded)
See accompanying notes to financial statements.

                                 CHATCOM, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


1.      ACCOUNTING POLICIES

        The unaudited financial statements presented herein have been prepared by ChatCom, Inc. (the "Company") in accordance with the accounting policies described in its March 31, 1996 audited financial statements and should be read in conjunction with the notes thereto. In the opinion of management, all adjustments which are necessary to present fairly the Company's financial position for the interim periods presented (consisting only of normal recurring adjustments), have been made. Certain prior year amounts have been reclassified to conform with current year classifications.

        The results of operations for the three month and six month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 1997.

2.      INVENTORIES

        The components of inventories are as follows:

                                                                September 30,
                                                                    1996
                                                                -------------
        Raw materials                                           $  1,021,031
        Work in process                                              928,753
        Finished goods                                             1,224,584
                                                                -------------

                                                                $  3,174,368
                                                                =============

3.      EQUIPMENT AND FIXTURES

        Equipment and fixtures consist of the following:

                                                                September 30,
                                                                    1996
                                                                -------------
        Equipment                                               $  767,838
        Software                                                   163,407
        Furniture and fixtures                                     180,195
        Leasehold improvements                                      43,306
                                                                -------------
                                                                 1,154,746

        Less: accumulated depreciation                             607,926
                                                                -------------

        Equipment and Fixtures, net                             $  546,820
                                                                =============

                                 CHATCOM, INC.

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

5.      STOCK OPTIONS AND WARRANTS

        During the six month period ended September 30, 1996, the Company granted options to purchase 350,000 shares of common stock to key employees pursuant to the Company's 1994 Stock Option Plan. The options are exercisable at the closing price of the common stock on the date of grant. 250,000 of the options vest over a period of three years and 100,000 of the options were vested on the date of grant.

        In September 1996, the Company granted options to purchase 25,000 shares of common stock to each of the five directors serving as chairmen of committees of the Board of Directors subject to shareholder approval of amendments to the Company's 1994 Stock Option Plan. The options are exercisable at the closing price of the common stock on the date of grant and were fully vested on the date of grant, but are not exercisable until March 1997.

        In May 1996, in connection with the sale of 75 shares of Series C Preferred Stock, warrants to purchase 30,000 shares of common stock at an exercise price of $3.00 per share were granted to Maximum Partners, Ltd.

6.      (LOSS) EARNINGS PER SHARE

        The computation of (loss) earnings per share is detailed as follows:

                                                           Three Months Ended                Six Months Ended
                                                              September 30,                    September 30,
                                                             1996          1995            1996             1995
                                                        -----------     ----------      -----------     -----------
LOSS USED TO COMPUTE PRIMARY AND
  FULLY DILUTED LOSS PER SHARE:
Net loss                                                $(1,088,138)    $ (606,529)     $(1,718,219)    $  (482,619)
                                                        ===========     ==========      ===========     ===========

NUMBER OF SHARES USED TO COMPUTE
  PRIMARY AND FULLY DILUTED LOSS PER SHARE:

Weighted average number of
  common shares outstanding                               8,553,457      7,536,629        8,139,945       7,536,345
                                                        ===========     ==========      ===========     ===========

7.      RELATED PARTIES

        One of the officers of the Company is also a shareholder of a law firm that provides legal consultation to the Company. At September 30, 1996 and 1995, the Company owed this law firm $8,525 and $3,651, respectively. During the six months ended September 30, 1996 and 1995, fees relating to services provided by this law firm in the amounts of $30,788 and $70,796, respectively, were included in operating expenses.

                                 CHATCOM, INC.

        In May 1996, the Company paid $150,000 and granted warrants to purchase 30,000 shares of common stock to Maximum Partners, Ltd. in connection with the placement of 75 shares of Series C Preferred Stock. A principal of Maximum Partners, Ltd. is the son of a director and former officer of the Company.

8.      SUBSEQUENT EVENT

        During October 1996, the 45 shares of Series C Preferred Stock that were outstanding at September 30, 1996 and accrued dividends thereon were converted into 517,636 shares of common stock.

////

////

////

////

////

////

////

////

////

////

////

////

////

////

////

////

////

////

////

////

////

////

////

                                 CHATCOM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

        The Company's sales revenue decreased $1,508,000, or 41%, from $3,717,000 to $2,209,000 primarily due to a decrease in unit sales. The Company believes that the decrease in revenues is attributable, at least in part, to decreased sales and marketing efforts during the quarters ended December 31, 1995 and March 31, 1996. The sales and marketing efforts were limited during those periods due to liquidity constraints that have subsequently been alleviated. The Company also believes that the remote control niche of the remote access market, which has historically provided a significant portion of the Company's revenues, is not experiencing the growth rates that it has enjoyed in the past, and may possibly be declining. In response, the Company has increased and redirected its marketing and sales efforts to penetrate the server consolidation market and the network emulation market. The Company believes that its products are well suited to these markets and that these markets offer the growth potential that no longer appears to be present in the remote control market. The Company's ability to increase revenues will be dependent upon a number of factors, including but not limited to the market's acceptance of the Company's future products, the ability of the Company to penetrate new markets in which it has not previously been a significant participant and the strength of the Company's competition.

        The cost of goods sold decreased $1,033,000, or 40%, from $2,553,000 to $1,520,000. The decrease was primarily due to the reduction in material costs related to the decrease in revenues and a $92,000, or 29%, decrease in manufacturing labor and overhead related to a restructuring of the manufacturing department. The restructuring of the Company's manufacturing department included an increase in the purchase of the electronic subassemblies required for the manufacture of a significant portion its products on a "turn-key" basis from electronics parts distributors. The "turn-key" purchase allows the Company to purchase the completed subassembly, as opposed to purchasing the individual components required for the manufacture of the subassembly and subcontracting the assembly of the subassembly. The "turn-key" manufacturing is intended to allow the Company to take advantage of the purchasing power of the electronics parts distributor to decrease materials costs, reduce the personnel of the manufacturing department and lessen the Company's requirement for component inventories to ensure against interruptions in production. These decreases were partially mitigated by an increase of additions to the reserve for obsolete inventory of approximately $90,000, which was at least partially related to the redirection of marketing efforts to other markets.

        Selling expenses decreased $141,000, or 14%, from $975,000 to $834,000. This reduction included a $34,000 decrease in sales salaries related to the elimination of an executive sales position and the consolidation of sales territories, a $12,000 decrease in sales commission expense due to lower sales volumes and a $92,000 decrease in advertising costs. During the prior fiscal year, the Company expended significant amounts on advertising during the first two quarters and was compelled to significantly reduce the expenses in the latter quarters due to liquidity constraints. It is the Company's intention to maintain advertising expenses at a level that it believes can be steadily sustained in order to maintain a constant presence in the desired areas of the market, and anticipates maintaining these expenditures at levels comparable to those for the quarter ended September 30, 1996.

        General and administrative expense increased $177,000, or 34%, from $520,000 to $697,000. Approximately $100,000 of the increase related to additions to the allowance for doubtful accounts relating to the Company's assessment of the collectibility of a receivable from a certain reseller that is experiencing some financial difficulties. Approximately $60,000 of the increase related to the restructuring of the management of the Company, which included the transfer of two vice presidents from operational cost centers to the administrative cost center and the creation of a Senior Vice President of Business Development position. The increases were partially mitigated by a savings of approximately $32,000 related to the elimination of the Executive Vice President position.

                                 CHATCOM, INC.

        Research and development expense increased $22,000, or 9%, from $234,000 to $256,000. The increase included increased salaries related to the addition of a director of engineering, a hardware engineer and a software engineer. This increase was partially mitigated by the transfer of the Senior Vice President of Technology to the administrative cost center. The net increase in the engineering staff was implemented to allow the Company to develop products more rapidly for the markets that it is entering and to intensify its pre-production testing program to ensure the quality of the new products.

        Interest income increased $12,000 due to larger cash balances during the quarter, due to proceeds from private placements of preferred stock in March 1996 and May 1996 and the exercise of options and warrants in June 1996.

        Interest expense decreased $37,000, or 95%, from $39,000 to $2,000. The decrease was caused by a retirement of the line-of-credit financing agreement during the quarter ended June 30, 1996.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1995

        The Company's sales revenue decreased $3,308,000, or 40%, from $8,201,000 to $4,893,000 primarily due to a decrease in unit sales. The Company believes that the decrease in revenues is attributable, at least in part, to decreased sales and marketing efforts during the quarters ended December 31, 1995 and March 31, 1996. The sales and marketing efforts were limited during those periods due to liquidity constraints that have subsequently been alleviated. The Company also believes that the remote control niche of the remote access market, which has historically provided a significant portion of the Company's revenues, is not experiencing the growth rates that it has enjoyed in the past, and may possibly be declining. In response, the Company has increased and redirected its marketing and sales efforts to penetrate the server consolidation market and the network emulation market. The Company believes that its products are well suited to these markets and that these markets offer the growth potential that no longer appears to be present in the remote control market. The Company's ability to increase revenues will be dependent upon a number of factors, including but not limited to the market's acceptance of the Company's future products, the ability of the Company to penetrate new markets in which it has not previously been a significant participant and the strength of the Company's competition.

        The cost of goods sold decreased $1,946,000, or 37%, from $5,280,000 to $3,334,000. The decrease was primarily due to the reduction in material costs related to the decrease in revenues and a $125,000, or 20%, decrease in manufacturing labor and overhead related to a restructuring of the manufacturing department, which was implemented in June 1996. These decreases were partially mitigated by an increase of additions to the reserve for obsolete inventory of approximately $100,000, which was at least partially related to the redirection of marketing efforts to other markets.

        Selling expenses decreased $379,000, or 19%, from $1,955,000 to $1,576,000. The decrease resulted from a decrease in sales department salaries of $52,000 due to the elimination of an executive sales position and the consolidation of sales territories, a $41,000 decrease in sales commissions due to decreased revenues and a decrease of $255,000 in advertising costs.

        General and administrative expense increased $296,000, or 33%, from $908,000 to $1,204,000. Approximately $100,000 of the increase related to additions to the allowance for doubtful accounts relating to the Company's assessment of the collectibility of a receivable from a certain reseller that is experiencing some financial difficulties. Approximately $180,000 of the increase related to the restructuring of the management of the Company, which included the transfer of two vice presidents from operational cost centers to the administrative cost center and the addition of a Senior Vice President of Business Development position. The increases were partially mitigated by the elimination of the Executive Vice President position, which resulted in a savings of approximately $65,000.

                                 CHATCOM, INC.

        Research and development expense decreased $11,000, or 2%, from $464,000 to $453,000. A decrease of approximately $72,000 is attributable to the transfer of the Senior Vice President of Technology to the Office of the President, which is included in the general and administrative cost center. This decrease was largely offset by the addition of a director of engineering, a hardware engineer and a software engineer position during the six months ended September 30, 1996. The net increase in the engineering staff was implemented to allow the Company to develop products more rapidly for the markets that it is entering and to intensify its pre-production testing program to ensure the quality of the new products.

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

        Interest income increased $28,000 due to larger cash balances during the quarter, due to proceeds from private placements of preferred stock in March 1996 and May 1996 and the exercise of options and warrants in June 1996.

        Interest expense decreased $61,000, or 85%, from $72,000 to $11,000. The decrease was caused by a retirement of the line-of-credit financing agreement during the quarter ended June 30, 1996.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION DURING THE SIX MONTHS ENDED SEPTEMBER 30, 1996

        The Company recorded a net loss of approximately $1,718,000 for the six months ended September 30, 1996. Cash decreased $225,000 during the six months ended September 30, 1996 and is a result of the loss from operations. The impact of the loss on cash flow was mostly offset by net cash inflows from financing activities, which included proceeds from the sale of preferred stock and the exercise of options and warrants of $1,325,000 and $850,500, respectively, and the repayment of short term borrowings of $938,000. Working capital increased approximately $418,000, or 12%, from $3,500,000 to $3,918,000 primarily due to the proceeds from the sale of preferred stock and the exercise of stock options and warrants.

        Accounts receivable decreased $507,000, or 26%, from $1,968,000 to $1,461,000. The decrease was primarily attributable to revenues during the two months prior to September 30, 1996 being approximately 24% lower than those for the two months prior to March 31, 1996 and the addition of accounts receivable reserves.

        Inventories decreased $307,000, or 9%, from $3,481,000 to $3,174,000.
The decrease was primarily the result of "turn-key" purchasing of subassemblies, which has been implemented by the Company on certain of its products. The Company has traditionally purchased the individual components required to manufacture an electronic assembly, sent the components to a subcontractor to be soldered onto the circuit board, and performed final assembly and test upon its return from the subcontractor. The Company has begun to institute "turn-key" purchasing for some of its products, whereby the subassembly is purchased already soldered and ready for final assembly and testing. The Company intends to

                                 CHATCOM, INC.

implement "turn-key" purchasing for all assemblies that meet volume thresholds required by the vendor in order to significantly reduce the requirement to stock individual components.

        Prepaid expenses increased $22,000, or 11%, from $201,000 to $223,000. The increase was primarily due to the downpayment for Officers' and Directors' liability insurance premiums, which was paid in July 1996.

        Equipment and fixtures increased $7,000, or 1%, due to the acquisition of equipment with cost of $121,000, which was mostly offset by depreciation of $114,000. The purchased equipment primarily consisted of office equipment and workstations.

        Accounts payable decreased $781,000, or 42%, from $1,843,000 to $1,062,000, due to decreased purchasing of inventory and a shortening of the payables cycle that the Company was able to effectuate with the proceeds from the sale of preferred stock and the exercise of options and warrants during the fiscal quarters ended March 31, 1996 and June 30, 1996.

        Accrued expenses decreased $215,000, or 24%, from $908,000 to $693,000. The decrease was primarily due to the payment of a lawsuit settlement, payment of a portion of the accrued severance pay to two former officers and a decrease in payroll related liabilities due to a decreased workforce and the timing of paydates with relation to the end of the accounting period.

        Short term borrowings decreased by $938,000 due to the repayment and termination of the line-of-credit financing agreement with Deutsche Financial Services.

        Capital lease obligations increased $2,000, or 4%, from $48,000 to $50,000. The increase was the result of the addition of an office equipment lease in the amount of $22,000, which was mitigated by approximately $20,000 of principal payments on capital leases in accordance with the terms of the lease agreements.

        Series B Preferred Stock decreased $1,294,000 due to the conversion of all outstanding shares of Series B Preferred Stock into 1,024,768 shares of common stock.

        Series C Preferred Stock increased $795,000 due to the sale of 75 shares of Series C Preferred Stock in May 1996 for net proceeds of $1,325,000 and the subsequent conversion of 30 shares into 403,309 shares of common stock.

        Common stock increased $2,708,000 due to the conversions of Series B and Series C Preferred Stock, the exercise of options and warrants and the payment of dividends on preferred stock through the issuance of common stock.

        The accumulated deficit increased by $1,785,000 due to the net loss of $1,718,000 recorded for the six months ended September 30, 1996 and the payment or accrual of $67,000 of dividends on preferred stock.

Liquidity
---------

        As of September 30, 1996, the Company had working capital of $3,918,000. The Company currently relies on liquid assets to fund operations. In July 1996, the Company reduced its workforce in connection with a restructuring to allow for greater conservation of liquid resources and the outsourcing of a greater portion of the manufacturing activities. The Company believes that the outsourcing of manufacturing will allow the Company to respond more rapidly to changes in sales volume, reduce the amount of inventory on hand and realize cost savings by utilizing the purchasing power of the Company's subcontractors for component purchases.

                                 CHATCOM, INC.

        The Company believes that, after giving effect to the recent reduction in the Company's workforce, the capital resources that it currently possesses should be sufficient to sustain operations at current levels through the end of the fiscal year even without a significant increase in revenues during the balance of the fiscal year. Additional capital resources might be obtained through the calling or the voluntary exercise of warrants that were issued in conjunction with the Company's 1995 private placement. The exercise of these warrants could yield proceeds of up to $4,820,000. The Company may call these warrants for redemption at $3.00 per warrant if the market value of the Company's common stock has been greater than $3.60 per share for ten consecutive trading days. As of the date of this report, the conditions necessary for the Company to call the warrants have not been satisfied. The Company may also seek additional public or private financing to meet its capital needs if market conditions permit.

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

        The Company had no material commitments for capital expenditures as of September 30, 1996.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

        Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products and prices, and other factors discussed in the Company's various filings with the Securities and Exchange Commission, including without limitation the Current Report on Form 8-K, dated August 29, 1996, and the Registration Statement on Form S-3 (Registration No. 333-3792), which was declared effective by the Securities and Exchange Commission on June 7, 1996.

PART II  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a. Exhibits. The following exhibits are filed with this Form 10-QSB or are incorporated by reference to the document described:


                27.     Financial Data Schedule

        b.      Reports on Form 8-K.

                A current report on Form 8-K was filed on August 29, 1996, under Items 5 and 7 to disclose the cautionary statement for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

No other information is required to be filed under Part II of this Form 10-QSB.

                                 CHATCOM, INC.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CHATCOM, INC.,
                                                a California corporation



Date: November 11, 1996                 By:     /s/ James B. Mariner
                                                --------------------
                                                James B. Mariner, President
                                                and Chief Executive Officer



                                        By:     /s/ John R. Grady
                                                -----------------
                                                John R. Grady,
                                                Chief Financial Officer