Form 10QSB
period 1996-12-31
CHATCOM INC
filed 1997-02-12
CIK 771642

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________


                                 FORM  10-QSB

 ___
| X |  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ___   OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended December 31, 1996

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

     As of February 11, 1997, there were 9,826,892 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes          No  X
                                                    ---         ---



                                                        Exhibit Index on Page 15

                                 CHATCOM, INC.


                       PART I      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)
===============================================================================
                                                   DECEMBER 31,     MARCH 31,
ASSETS                                    NOTES        1996           1996
                                        ---------  ------------    ------------
CURRENT ASSETS:
  Cash                                              $ 2,536,548     $ 1,067,397
  Restricted cash                                                       500,000
  Accounts receivable, net of
   allowances of $226,094
   (December 31, 1996) and $262,228
   (March 31, 1996)                                   1,817,422       1,968,267
  Inventories                                  2      3,019,958       3,481,195
  Prepaid expenses and other current
   assets                                               193,095         201,431
                                                    -----------     -----------
    Total current assets                              7,567,023       7,218,290

EQUIPMENT AND FIXTURES, Net                    3        577,629         539,449
DEPOSITS                                                 22,383          20,693
                                                    -----------     ------------
TOTAL                                               $ 8,167,035     $ 7,778,432
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                  $ 1,213,893     $ 1,842,942
  Accrued expenses                                      686,627         907,668
  Short term borrowings                        4                        938,461
  Current portion of capital lease
   obligations                                           16,850          29,525
                                                    -----------     -----------
    Total current liabilities                         1,917,370       3,718,596

CAPITAL LEASE OBLIGATIONS
   -less current portion                                 24,996          18,583

SHAREHOLDERS' EQUITY                           5
  Preferred stock, no par value;
    authorized 1,000,000 shares;
      Series B Preferred Stock, $20,000
       stated value per
       share, authorized 1,000
       shares, issued and
       outstanding 0 and 75 shares
       at December 31, and
       March 31, 1996, respectively                                   1,294,000
      Series C Preferred Stock, $20,000
       stated value per
       share, authorized 1,000
       shares, issued and
       outstanding 0 and 0 shares at
       December 31, and March 31, 1996,
       respectively
      Series D Preferred Stock, $1,000
       stated value per
       share, authorized 5,000
       shares, issued and
       outstanding 2,496 and 0
       shares at December 31, and
       March 31, 1996, respectively                   2,341,623
  Common stock, no par value; authorized
    25,000,000 shares; issued and
    outstanding 9,826,892 and 7,536,629
    shares at December 31, and
    March 31, 1996, respectively                      9,387,718       5,859,660
  Additional paid-in capital                          1,440,711       1,435,711
    Accumulated deficit                              (6,945,383)     (4,548,118)
                                                    -----------     -----------
      Total shareholders' equity                      6,224,669       4,041,253
                                                    -----------     -----------

TOTAL                                               $ 8,167,035     $ 7,778,432
                                                    ===========     ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CHATCOM, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

=============================================================================================
                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                             DECEMBER 31,                 DECEMBER 31,
                                         1996           1995           1996           1995
                                      ----------     ----------    -----------    -----------
SALES                                 $2,750,342     $4,206,683    $ 7,643,554    $12,407,327
COST OF GOODS SOLD                     1,722,843      2,860,038      5,057,101      8,140,375
                                      ----------     ----------    -----------    -----------
GROSS PROFIT                           1,027,499      1,346,645      2,586,453      4,266,952

OPERATING EXPENSES
  Selling                                810,132        705,689      2,386,067      2,660,863
  General and administrative             514,975        525,219      1,719,153      1,432,918
  Research and development               310,096        200,715        763,124        664,939
  Severance expense                                                     61,484
                                      ----------     ----------    -----------    -----------
    Total operating expenses           1,635,203      1,431,623      4,929,828      4,758,720

LOSS FROM OPERATIONS                    (607,704)       (84,978)    (2,343,375)      (491,768)

INTEREST INCOME                           11,313                        39,267
INTEREST EXPENSE                           1,294         51,314         11,796        123,143
                                      ----------     ----------    -----------    -----------
LOSS BEFORE INCOME TAXES                (597,685)      (136,292)    (2,315,904)      (614,911)

PROVISION FOR INCOME
  TAXES                                                                                 4,000
                                      ----------     ----------    -----------    -----------
NET LOSS                              $ (597,685)    $ (136,292)   $(2,315,904)   $  (618,911)
                                      ==========     ==========    ===========    ===========

LOSS PER SHARE: (NOTE 6)

Primary and fully diluted loss
  per share                           $    (0.06)    $    (0.02)   $     (0.27)   $     (0.08)
                                      ==========     ==========    ===========    ===========

Weighted average number of
  common shares and common
  share equivalents (primary and
  fully diluted)                       9,746,066      7,536,629      8,683,912      7,536,440
                                      ==========     ==========    ===========    ===========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CHATCOM, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

=====================================================================
                                                NINE MONTHS ENDED
                                                  DECEMBER 31,
                                               1996           1995
                                           -----------    -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                   $(2,315,904)      (618,911)
Adjustments to reconcile net loss to
   net cash used in operating
   activities:
   Depreciation and amortization               177,566        252,347
   Provision for losses on accounts
      receivable                               145,411
   Changes in operating assets and
      liabilities:
      Restricted cash                          500,000       (500,000)
      Accounts receivable                        5,434        598,880
      Inventories                              461,237       (207,858)
      Prepaid expenses and other
         current assets                          8,336         91,943
      Deposits                                  (1,690)          (500)
      Accounts payable                        (629,049)      (408,592)
      Accrued expenses                        (233,350)      (267,917)
                                           -----------    -----------
   Net cash used in operating
      activities                            (1,882,009)    (1,060,608)

CASH FLOWS FROM INVESTING
ACTIVITIES-
   Capital expenditures                       (194,158)      (164,700)
                                           -----------    -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
   Borrowings under notes payable                             912,459
   Principal payments of notes payable        (938,461)    (1,075,000)
   Principal payments on capital leases        (27,850)       (24,109)
   Proceeds from sale of preferred stock     3,666,623
   Proceeds from sale of stock purchase
    warrants                                     5,000
   Payment of dividends on preferred
      stock                                    (10,494)
   Collection of subscriptions
    receivable                                                 40,000
   Exercise of stock options and
    warrants                                   850,500            900
                                           -----------    -----------
   Net cash provided (used) by
      financing activities                   3,545,318       (145,750)
                                           -----------    -----------
NET INCREASE (DECREASE) IN CASH              1,469,151     (1,371,058)

CASH, BEGINNING OF PERIOD                    1,067,397      1,457,260
                                           -----------    -----------
CASH, END OF PERIOD                        $ 2,536,548    $    86,202
                                           ===========    ===========

                                                                     (CONTINUED)

                                 CHATCOM, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)                                   CONTINUED

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended December 31, 1996, the Company accrued dividends on preferred stock of $81,361. Dividends of $10,494 were paid in cash, dividends of $58,558 were paid through the issuance of 38,041 shares of the Company's common stock and dividends of $12,309 were accrued but unpaid at December 31, 1996.

During the nine months ended December 31, 1996 and 1995, the Company paid interest of $11,798 and $121,131, respectively, and income taxes of $425 and $4,257, respectively.

During the nine months ended December 31, 1996, the Company entered into a capital lease agreement for equipment with costs of $21,588.

                                                                     (CONCLUDED)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 CHATCOM, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (UNAUDITED)


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

    The results of operations for the three month and nine month periods ended December 31, 1996, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 1997.

2.  INVENTORIES

    The components of inventories are as follows:

                                           December 31,
                                               1996
                                           ------------
     Raw materials                          $  952,719
     Work in process                           872,317
     Finished goods                          1,194,922
                                            ----------
                                            $3,019,958
                                            ==========

3.  EQUIPMENT AND FIXTURES

    Equipment and fixtures consist of the following:

                                           December 31,
                                               1996
                                           ------------
     Equipment                              $  837,983
     Software                                  186,700
     Furniture and fixtures                    180,701
     Leasehold improvements                     43,306
                                            ----------
                                             1,248,690

     Less: accumulated depreciation            671,061
                                            ----------
     Equipment and fixtures, net            $  577,629
                                            ==========


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

5.   STOCK OPTIONS AND WARRANTS

     During the nine month period ended December 31, 1996, the Company granted options to purchase 350,000 shares of common stock to key employees pursuant to the Company's 1994 Stock Option Plan. The options are exercisable at the closing price of the common stock on the date of grant. 250,000 of the options vest over a period of three years and 100,000 of the options were vested on the date of grant.

     In September 1996, the Company granted options to purchase 25,000 shares of common stock to each of the five directors serving as chairmen of committees of the Board of Directors. The options are exercisable at the closing price of the common stock on the date of grant and were fully vested on the date of grant, but are not exercisable until March 1997.

     In May 1996, in connection with the sale of 75 shares of Series C Preferred Stock, warrants to purchase 30,000 shares of common stock at an exercise price of $3.00 per share were granted to Maximum Partners, Ltd.

     The private placements of Series B Preferred Stock and Series C Preferred Stock caused the antidilution provisions of certain stock purchase warrants to take effect. Outstanding warrants to purchase 2,459,000 shares of common stock at an average exercise price of $2.69 per share were affected by the antidilution provisions, increasing the number of shares issuable upon the exercise of such warrants to 2,631,284 and decreasing the average exercise price to $2.51 per share. Additionally, the antidilution provisions caused the Company to issue 19,356 additional shares of common stock relating to exercises of warrants that occurred between the dates of the private placements and the determination of the effect of antidilution provisions by the Company.

     In November 1996, the Company granted options to purchase 3,000 shares of common stock to each of the Company's five non-employee directors as a result of their re-election to the Board of Directors. The options are exercisable at the closing price of the common stock on the date of grant and were fully vested on the date of grant, but are not exercisable until May 1997

     In December 1996, in connection with the sale of 2,496 shares of Series D Preferred Stock, warrants to purchase 400,000 shares of common stock at an exercise price of $3.125 per share were sold to the purchasers of the Series D Preferred Stock. Also in December 1996, warrants to purchase 100,000 shares of common stock at an exercise price of $3.125 per share were granted to Strategic Growth International, Inc. for services in connection with the private placement of Series D Preferred Stock.

                                 CHATCOM, INC.

6.   LOSS PER SHARE


     The computation of loss per share is detailed as follows:

                                              Three Months Ended           Nine Months Ended
                                                 December 31,                 December 31,
                                              1996          1995           1996          1995
                                           ----------    ----------    -----------    ----------
LOSS USED TO COMPUTE PRIMARY AND
  FULLY DILUTED LOSS PER SHARE:
Net loss                                   $ (597,685)   $ (136,292)   $(2,315,904)   $ (618,911)
                                           ==========    ==========    ===========    ==========

NUMBER OF SHARES USED TO COMPUTE
  PRIMARY AND FULLY DILUTED LOSS PER
  SHARE:

Weighted average number of
  common shares outstanding                 9,746,066     7,536,629      8,683,912     7,536,440
                                           ==========    ==========    ===========    ==========

7.   RELATED PARTIES

     One of the officers of the Company is also a shareholder of a law firm that provides legal consultation to the Company. At December 31, 1996 and 1995, the Company owed this law firm $3,563 and $6,715, respectively. During the nine months ended December 31, 1996 and 1995, fees relating to services provided by this law firm in the amounts of $52,890 and $86,214, respectively, were included in operating expenses.

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

                                 CHATCOM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995

     The Company's sales revenue decreased $1,457,000, or 35%, from $4,207,000 for the quarter ended December 31, 1995 to $2,750,000 for the quarter ended December 31, 1996 primarily due to a 39% decrease in unit sales, which was partially mitigated by a 24% increase in average selling prices. The Company believes that the remote control niche of the remote access market, which has historically provided a significant portion of the Company's revenues, is not experiencing the growth rates that it has enjoyed in the past, and may possibly be declining, which has adversely affected unit sales of the Company's products. In response, the Company has increased and redirected its marketing and sales efforts to penetrate the server consolidation market and the network emulation market. The Company believes that its products are well suited to these markets and that these markets offer the growth potential that no longer appears to be present in the remote control market. The Company's ability to increase revenues will be dependent upon a number of factors, including but not limited to the market's acceptance of the Company's future products, the ability of the Company to penetrate new markets in which it has not previously been a significant participant and the strength of the Company's competition.

     The cost of goods sold decreased $1,137,000, or 40%, from $2,860,000 to $1,723,000. The decrease was due to a 43% reduction in material costs related to the decrease in unit sales and a $42,000, or 13%, decrease in manufacturing labor and overhead related to a restructuring of the manufacturing department. The percentage decrease in materials cost was greater than the percentage decrease in unit sales due to increased average selling prices and an increase in "turn-key" manufacturing, both of which allow the Company to realize higher margins. The restructuring of the Company's manufacturing department included an increase in the purchase of the electronic subassemblies required for the manufacture of a significant portion of its products on a "turn-key" basis from electronics parts distributors. The "turn-key" purchase allows the Company to purchase the completed subassembly, as opposed to purchasing the individual components required for the manufacture of the subassembly and subcontracting the assembly of the subassembly. The "turn-key" manufacturing is intended to allow the Company to take advantage of the purchasing power of the electronics parts distributor to decrease materials costs, reduce the personnel of the manufacturing department and lessen the Company's requirement for component inventories to ensure against interruptions in production.

     Selling expenses increased $104,000, or 15%, from $706,000 to $810,000.
The increase was primarily the result of a constant marketing program throughout the quarter, whereas marketing efforts had been curtailed to a significant extent during the prior year due to liquidity constraints and the departure of the Company's director of marketing. Selling expense for the quarter ended December 31 ,1996 was at approximately the same level as for the quarter ended September 30, 1996. The Company anticipates some increases in selling expenses in future quarters due to planned increases in the outside sales force and a planned increase of marketing efforts directed toward new target markets.

     General and administrative expense decreased $10,000, or 2%, from $525,000 to $515,000. The decrease was primarily the result of a decrease in legal fees. During the quarter ended December 31, 1995, the Company changed its outside corporate counsel, which resulted in additional attorney fees from the transition. The decrease was partially offset by increases in salaries related to the transfer of the Senior Vice President of Technology from the research and development department to the general and administrative department and the addition of a Senior Vice President of Business Development.

     Research and development expense increased $109,000, or 54%, from $201,000 to $310,000. The increase primarily consisted of $48,000 related to personnel costs and $48,000 in consulting expenses. These increases are associated with the Company's efforts to decrease development time for products and increase product testing during the development cycle. The personnel cost increases

                                 CHATCOM, INC.

included the addition of a Director of Engineering and two engineers. The increases were partially offset by the transfer of a Senior Vice President to the General and Administrative Department. The Company expects product development related expenses in the immediate future to approximate those experienced in the quarter ended December 31, 1996. Competitive pressure and an increased rate of development of personal computer related technology, however, could cause the Company to increase these expense levels, as it will be required to ensure that its products include, and are compatible with, the technological advances.

     Interest income increased $11,000 due to larger cash balances during the quarter, due to proceeds from private placements of preferred stock in March 1996, May 1996 and December 1996 and the exercise of options and warrants in June 1996.

     Interest expense decreased $50,000, or 97%, from $51,000 to $1,000. The decrease was caused by a retirement of the line-of-credit financing agreement during the quarter ended June 30, 1996.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1995

     The Company's sales revenue decreased $4,763,000, or 38%, from $12,407,000 to $7,644,000 primarily due to a 45% decrease in unit sales, which was partially mitigated by a 12% increase in average selling prices. The Company believes that the remote control niche of the remote access market, which has historically provided a significant portion of the Company's revenues, is not experiencing the growth rates that it has enjoyed in the past, and may possibly be declining, which has adversely affected unit sales of the Company's products. In response, the Company has increased and redirected its marketing and sales efforts to penetrate the server consolidation market and the network emulation market. The Company believes that its products are well suited to these markets and that these markets offer the growth potential that no longer appears to be present in the remote control market. The Company's ability to increase revenues will be dependent upon a number of factors, including but not limited to the market's acceptance of the Company's future products, the ability of the Company to penetrate new markets in which it has not previously been a significant participant and the strength of the Company's competition.

     The cost of goods sold decreased $3,083,000, or 38%, from $8,140,000 to $5,057,000. The decrease was due to a 42% reduction in material costs related to the decrease in unit sales and a $296,000, or 29%, decrease in manufacturing labor and overhead related to a restructuring of the manufacturing department. These decreases were partially offset by a $174,000 increase in additions to inventory reserves related to product changes in response to progressing technology and market redirection. The percentage decrease in materials cost was greater than the percentage decrease in unit sales due to increased average selling prices and an increase in "turn-key" manufacturing, both of which allow the Company to realize higher margins. The restructuring of the Company's manufacturing department included an increase in the purchase of the electronic subassemblies required for the manufacture of a significant portion of its products on a "turn-key" basis from electronics parts distributors. The "turn-key" purchase allows the Company to purchase the completed subassembly, as opposed to purchasing the individual components required for the manufacture of the subassembly and subcontracting the assembly of the subassembly. The "turn-key" manufacturing is intended to allow the Company to take advantage of the purchasing power of the electronics parts distributor to decrease materials costs, reduce the personnel of the manufacturing department and lessen the Company's requirement for component inventories to ensure against interruptions in production.

     Selling expenses decreased $275,000, or 10%, from $2,661,000 to $2,386,000.
The decrease was primarily the result of a $227,000 decrease in advertising costs, which was primarily due to a marketing hiatus that occurred from approximately February 1996 through June 1996 and was related to liquidity constraints of the Company and a vacancy in the Director of Marketing position. Additionally, advertising subsequent to the hiatus has focused upon target market directed advertising, which has

                                 CHATCOM, INC.

reduced the number of publications in which the Company advertises. The Company anticipates some increases in selling expenses in future quarters due to planned increases in the outside sales force and a planned increase in marketing efforts directed toward new target markets.

     General and administrative expense increased $286,000, or 20%, from $1,433,000 to $1,719,000. Approximately $100,000 of the increase related to additions to the allowance for doubtful accounts relating to the Company's assessment of the collectibility of a receivable from a certain reseller that is experiencing some financial difficulties. Approximately $240,000 of the increase related to the restructuring of the management of the Company, which included the transfer of two vice presidents from operational cost centers to the administrative cost center and the addition of a Senior Vice President of Business Development position. The increases were partially mitigated by a decrease in legal fees of $63,000 and by the elimination of the Executive Vice President position, which resulted in a savings of approximately $100,000.

     Research and development expense increased $98,000, or 15%, from $665,000 to $763,000. The increase primarily consisted of $30,000 related to personnel costs and $67,000 in consulting expenses. These increases are associated with the Company's efforts to decrease development time for products and increase product testing during the development cycle. The personnel cost increases included the addition of a Director of Engineering and two engineers. The increases were partially offset by the transfer of a Senior Vice President to the General and Administrative Department. The Company expects product development related expenses in the immediate future to approximate those experienced in the quarter ended December 31, 1996. Competitive pressure and an increased rate of development of personal computer related technology, however, could cause the Company to increase these expense levels, as it will be required to ensure that its products include, and are compatible with, the technological advances.

     Interest income increased $39,000 due to larger cash balances during the nine months, due to proceeds from private placements of preferred stock in March 1996, May 1996 and December 1996 and the exercise of options and warrants in June 1996.

     Interest expense decreased $111,000, or 90%, from $123,000 to $12,000. The decrease was caused by a retirement of the line-of-credit financing agreement during the quarter ended June 30, 1996.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION DURING THE NINE MONTHS ENDED DECEMBER 31, 1996

     The Company recorded a net loss of $2,316,000 for the nine months ended December 31, 1996. Cash increased $1,469,000 during the nine months ended December 31, 1996 and is the result of the receipt of net proceeds of $2,343,000 from the sale of 2,496 shares of Series D Preferred Stock and stock purchase warrants, net proceeds of $1,325,000 from the sale of 75 shares of Series C Preferred Preferred Stock and $850,000 in proceeds from the exercise of options and warrants. The impact of the proceeds from financing activities on cash flow was mostly offset by a loss from operations of $2,316,000, and the repayment of short term borrowings of $938,000. Working capital increased approximately $2,150,000, or 61%, from $3,500,000 to $5,650,000 primarily due to the proceeds from the sale of preferred stock and the exercise of stock options and warrants.

     Accounts receivable decreased $151,000, or 8%, from $1,968,000 to $1,817,000. The decrease was primarily attributable to revenues during the two months (which approximates one receivables cycle) prior to December 31, 1996 being approximately 4% lower than those for the two months prior to March 31, 1996 and the addition of accounts receivable reserves.

     Inventories decreased $462,000, or 13%, from $3,481,000 to $3,019,000.  The decrease was primarily the result of a decrease in unit sales and "turn-key" purchasing of subassemblies, which has been implemented by the Company on certain of its products. The Company has traditionally purchased the individual components required to manufacture an electronic assembly, sent the components to a

                                 CHATCOM, INC.

subcontractor to be soldered onto the circuit board, and performed final assembly and test upon its return from the subcontractor. The Company has begun to institute "turn-key" purchasing for some of its products, whereby the subassembly is purchased already soldered and ready for final assembly and testing. The Company intends to implement "turn-key" purchasing for all assemblies that meet volume thresholds required by the vendor in order to significantly reduce the requirement to stock individual components.

     Prepaid expenses decreased $8,000, or 4%, from $201,000 to $193,000. The decrease was primarily a result of the timing of downpayments for insurance policies and amortization of prepaid expense items.

     Equipment and fixtures increased $38,000, or 7%, due to the acquisition of equipment with cost of $143,000, which was mostly offset by depreciation of $176,000. The purchased equipment primarily consisted of office equipment and workstations.

     Accounts payable decreased $629,000, or 34%, from $1,843,000 to $1,214,000, due to decreased purchasing of inventory and a shortening of the payables cycle that the Company was able to effectuate with the proceeds from the sale of preferred stock and the exercise of options and warrants during the nine months ended December 31, 1996.

     Accrued expenses decreased $221,000, or 24%, from $908,000 to $687,000. The decrease was primarily due to the payment of a lawsuit settlement and payment of a portion of the accrued severance pay to two former officers.

     Short term borrowings decreased by $938,000 due to the repayment and termination of the line-of-credit financing agreement with Deutsche Financial Services.

     Capital lease obligations decreased $6,000, or 13%, from $48,000 to $42,000. The decrease was the result principal payments of $28,000, which were mostly offset by the addition of an office equipment lease in the amount of $22,000.

     Series B Preferred Stock decreased $1,294,000 due to the conversion of all outstanding shares of Series B Preferred Stock into 1,024,768 shares of common stock.

     Series D Preferred Stock increased $2,342,000 due to the sale of 2,496 shares of Series D Preferred Stock, $1,000 per share stated value, during December 1996.

     Additional paid in capital increased $5,000 as a result of warrants issued in connection with the placement of the Series D Preferred Stock in December 1996.

     Common stock increased $3,528,000 due to the conversions of Series B Preferred Stock, the issuance and subsequent conversion of Series C Preferred Stock, the exercise of options and warrants and the payment of dividends on preferred stock through the issuance of common stock.

     The accumulated deficit increased by $2,397,000 due to the net loss of $2,316,000 recorded for the nine months ended December 31, 1996 and the payment or accrual of $81,000 of dividends on preferred stock.

Liquidity
---------

     As of December 31, 1996, the Company had working capital of $5,649,000.
The Company currently relies on liquid assets to fund operations. In July 1996, the Company reduced its workforce in connection with a restructuring to allow for greater conservation of liquid resources and the outsourcing of a greater portion of the manufacturing activities. The Company believes that the outsourcing of manufacturing will allow the Company to respond more rapidly to changes in sales volume, reduce the

                                 CHATCOM, INC.

amount of inventory on hand and realize cost savings by utilizing the purchasing power of the Company's subcontractors for component purchases.

     The Company believes that the capital resources that it currently possesses would be sufficient to sustain operations at current revenue levels for only approximately the next twelve months. However, the Company's plan of operations anticipates increasing revenues through penetration of the server consolidation market, a focused marketing program and product improvements, which should decrease the rate of utilization of capital resources. There can be no assurance, however, that the Company will be successful in its efforts to increase revenues or that any increase in revenues will enable the Company to sustain its operations for more than the next twelve months without additional capital resources. Additional capital resources might be obtained through the calling or the voluntary exercise of warrants that were issued in conjunction with the Company's 1995 private placement. The exercise of these warrants could yield proceeds of up to $4,820,000. The Company may call these warrants for redemption at $2.80 per warrant if the market value of the Company's common stock has been greater than $3.60 per share for ten consecutive trading days. As of the date of this report, the conditions necessary for the Company to call the warrants have not been satisfied. To the extent required, the Company may also seek additional public or private financing to meet its capital needs if market conditions permit.

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

     The Company had no material commitments for capital expenditures as of December 31, 1996.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

       Except for the historical information contained herein, the matters discussed in this quarterly report on Form 10-QSB are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products and prices, and other factors discussed in the Company's various filings with the Securities and Exchange Commission, including without limitation the Current Report on Form 8-K, dated August 29, 1996.

PART II     OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

     On December 13, 1996, the Company completed a private placement pursuant to which it sold 2,496 shares of the Company's Series D 10% convertible redeemable voting preferred stock, $1,000 stated value per share ("Series D Preferred Stock"), and warrants to purchase 400,000 shares of the Company's common stock (the "Warrants") to two institutional investors. The Series D Preferred Stock and the Warrants were exempt from registration requirements of the Securities Act of 1933 (the "Securities Act") pursuant to Regulation D promulgated under the Securities Act. The Company received various representations and warranties from the purchasers including a representation that the purchasers are "accredited investors" within the meaning of Regulation D. The Warrants are exercisable commencing on May 1, 1997 through December 31, 2001 at $3,125 per share. Gross proceeds from this private placement were $2,500,000 and total offering fees and costs incurred by the Company consisted of approximately $153,000 in cash and warrants to purchase 100,000 shares of the Company's common

                                 CHATCOM, INC.

stock exercisable at $3.125 per share, of which $125,000 in cash and warrants to purchase 100,000 shares of the Company's common stock were paid to Strategic Growth International, Inc. There were no underwriters or placement agents involved in connection with the private placement.

     The proceeds from the placement will be utilized to provide working capital for operations.

     The Company can require the holders of the Series D Preferred Stock to convert these shares into shares of the Company's common stock at any time prior to December 14, 1997 by acquiring the shares of Series D Preferred Stock from the holders in exchange for shares of the Company's common stock. The Series D Preferred Stock is also convertible at the election of the holders into shares of the Company's common stock during the one-year period commencing on December 14, 1997. The actual number of shares of common stock into which the Series D Preferred Stock and any dividends that are payable in shares of common stock are convertible is variable, with the conversion value of the shares of common stock being equal to the market price of the common stock (determined based on the closing sale price of the common stock for the ten trading days preceding the date of conversion). The conversion value of the common stock will have a cap of $4.50 per share, and commencing on December 14, 1997, will have a floor of $1.50 per share. The Company has agreed to register the shares issuable upon conversion of the Series D Preferred Stock or upon exercise of the Warrants.

     The purchasers of the Series D Preferred Stock will have voting rights for each share of the Series D Preferred Stock then outstanding equivalent to that of 380 shares of common stock for each share of such preferred stock. Holders of the Series D Preferred Stock also will have the right to elect a majority of the Company's directors in the event of a default by the Company in the payment of dividends on the Series D Preferred Stock or upon certain other defined events of default.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the third quarter of fiscal year 1997, the Company submitted the following matters to a vote of security holders at the annual meeting of shareholders, which was held on November 21, 1996.

     (1)  Amendment to the Company's Bylaws - The Company proposed an amendment
          ---------------------------------
          to the Company's Bylaws to amend the authorized number of directors of the Company. The amendment proposed that the authorized number of directors that the Company shall have shall not be less than five nor greater than nine, with the exact number being fixed by the Board of Directors. Prior to the amendment the Bylaws stated that the authorized number of directors that the Company shall have shall not be less than four nor greater than seven with the exact number being fixed by the Board of Directors. The proposal passed with 7,734,991 votes for, 145,641 votes against and 21,690 votes withheld.

     (2)  Slate of Directors - The Company proposed the following slate of
          ------------------
          directors for service until the next annual meeting of shareholders:
          Richard F. Gordon, Jr., A. Charles Lubash, George L. Lazik, Ph.D., Gerald R. Sayer, Ph.D., James D. Edwards, Philip B. Smith, Sanford C. Sigoloff and James B. Mariner. The entire slate of directors proposed by management were elected by the following votes:

                                 CHATCOM, INC.

                            Votes      Votes
                             For      Withheld
                          ---------   --------
      Mr. Gordon          8,017,757      2,250
      Mr. Lubash          8,023,376     36,750
      Mr. Lazik           7,988,876      7,769
      Mr. Sayer           8,023,726      1,900
      Mr. Edwards         8,024,126      1,500
      Mr. Smith           8,023,976      1,650
      Mr. Sigoloff        8,019,238      6,388
      Mr. Mariner         8,020,926      4,700

     (3)  Amendments to the 1994 Stock Option Plan - The Company proposed
          ----------------------------------------
          amendments to the 1994 Stock Option Plan (the "1994 Plan") to (i) eliminate the formula option grant system for non-employee directors and (ii) provide the Board of Directors with greater flexibility in amending the 1994 Plan in the future. The proposal passed with 7,385,667 votes for, 182,786 votes against and 43,186 votes abstaining.

     (4)  Ratification of the Company's Auditors - The Company proposed the
          --------------------------------------
          ratification of Deloitte & Touche, LLP as the independent auditors for the Company for the fiscal year ending March 31, 1997. The proposal passed with 8,009,061 votes for, 26,785 votes against and 14,082 votes abstaining.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits. The following exhibits are filed with this Form 10-QSB or are incorporated by reference to the document described:

           3.1 Bylaws of ChatCom, Inc., as amended at the annual meeting of shareholders held on November 21, 1996.

          10.1 Purchase Agreement, dated as of December 9, 1996, regarding the sale of Series D Preferred Stock and Warrants to Purchase Common Stock of ChatCom, Inc.

          10.2 Form of Warrant Agreement, between ChatCom, Inc. and Strategic Growth International, Inc. relating to warrants to purchase 100,000 shares of common stock of ChatCom, Inc.

          10.3 1994 Stock Option Plan of ChatCom, Inc., as amended at the annual meeting of shareholders held on November 21, 1996.

          27.   Financial Data Schedule

     b.   Reports on Form 8-K.

          A current report on Form 8-K was filed on December 23, 1996, under
          Item 5 to disclose the completion of a private placement of Series D Preferred Stock and warrants to purchase common stock.

No other information is required to be filed under Part II of this Form 10-QSB.

                                 CHATCOM, INC.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHATCOM, INC.,
                                         a California corporation



Date: February 11, 1997              By: /s/ James B. Mariner
                                         -------------------------------------
                                         James B. Mariner, President
                                         and Chief Executive Officer



                                    By:  /s/ John R. Grady
                                         -------------------------------------
                                         John R. Grady,
                                         Chief Financial Officer