Form 10KSB
period 1997-03-31
CHATCOM INC
filed 1997-07-15
CIK 771642

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                               ---------------


                                  FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1997


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year: $9,103,000.

                                                                    Page 1 of 57
                                                        Exhibit Index on Page 54

     As of June 30, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to The Nasdaq Stock Market's closing price for the Registrant's Common Stock on June 30, 1997, was approximately $13,054,000.

     The number of shares outstanding of the Registrant's only class of common stock, as of June 30, 1997, was 9,896,824.

     Documents incorporated by reference:

     Portions or registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the close of registrant's fiscal year, are incorporated herein by reference in Part III of this Form 10-KSB.

                             INDEX TO FORM 10-KSB

                               TABLE OF CONTENTS

                                                                     Page
                                                                     ----
                                    Part I
                                    ------

Item  1:       Description of Business..............................   4

Item  2:       Description of Property..............................  20

Item  3:       Legal Proceedings....................................  20

Item  4:       Submission of Matters to a Vote
               of Security Holders..................................  20

                                    Part II
                                    -------

Item  5:       Market for Common Equity and
               Related Shareholder Matters..........................  21

Item  6:       Management's Discussion and Analysis.................  22

Item  7:       Financial Statements.................................  27

Item  8:       Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure..................  28

                                   Part III
                                   --------

Item  9:       Directors, Executive Officers, Promoters, and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act..................................  28

Item 10:       Executive Compensation...............................  28

Item 11:       Security Ownership of Certain
               Beneficial Owners and Management.....................  28

Item 12:       Certain Relationships and
               Related Transactions.................................  28

Item 13:       Exhibits and Reports on Form 8-K.....................  28

                                     PART I



     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, PRODUCTS, SERVICES AND PRICES, AND OTHER FACTORS DISCUSSED IN ITEMS I AND VI BELOW AND THE COMPANY'S VARIOUS OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.


ITEM 1.   DESCRIPTION OF BUSINESS

Overview
--------

     During the past fiscal year, ChatCom, Inc. ("ChatCom" or the "Company") has actively repositioned itself into the fast growing consolidated server market and has recently won a major industry award for the excellence of its product line in meeting consolidated server requirements (LAN Times - Best of Times
                                                  ---------
Award for Consolidated Servers, February 1997). In recent years, the Company's products had been geared primarily toward the remote control segment of the remote access market. However, increased competition from alternative technologies, lower demand and changes in access topology caused by increased dominance of the Internet have led to declining revenues in the remote control segment of the remote access market and increased operating losses that have significantly impaired the Company's liquidity and capital resources, and caused the Company to transition itself into the new and rapidly growing domain of the consolidated server market.

     The Company has taken significant steps to position itself as an important force in the consolidated server, network simulation, clustering, multi-user remote access and telecom Internet service markets, refocusing its product development and marketing efforts to achieve this goal. The Company has undergone major organizational changes to improve both its skills mix and modus operandii. The Company believes that the quality and effectiveness of its sales and marketing teams have been greatly improved, and the Company is taking steps to increase gross margins through the use of outsourced "turn-key" manufacturing of subassemblies for the Company's products and focusing a solutions approach on the higher-end server marker.

     The Company's primary product line is the well known ChatterBox(TM) family of server consolidation and clustering platforms, a fully open OSI (Open Systems Interconnect) architecture that supports all major network operating systems. The Company's major strength is its proven ability to deliver high and ultra-high density platforms, which deploy the latest in processor and bus technology. Recognized by LAN Times as the benchmark for consolidated server performance,
              ---------
the Company's product line features a highly scaleable architecture, unparalleled power efficiency, fully functioned management software and low Mean-Time-To-Recover (MTTR).

     The Company's top-down commitment to Open Standards and ISO9000 Quality and a rededication to "Excellence by Design," have helped the Company in making the transition to an emerging and technically challenging marketplace, while supplying the bedrock on which revenue growths may be based. In furtherance of the move into the consolidated server market, the Company has overhauled its operations and procedures to comply with the requirements of ISO9000 Quality Standards. The first round of internal audits were completed in June and the formal approval process will be undertaken in the third quarter of this fiscal year.

     In order to generate additional working capital to fund the Company's marketplace transition, and its recent operating losses, the Company has completed several private placements of its equity securities during the prior fiscal year. Encouraged by both industry and customer reception of its repositioned product offerings during the current fiscal year, the Company anticipates that revenues can be significantly increased. However, there can be no assurance that the Company will be able to generate increased revenues or achieve profitability even if revenues do increase. Although the Company currently has no debt, the Company at present has insufficient liquidity to support its current level of operations or any significant increase in revenues, and is actively seeking additional financing to meet its immediate needs as well as its anticipated requirements for the balance of the fiscal year.

Description of Products
-----------------------

     ChatterBox.  With five different models in the family, the ChatterBox
     -----------
series has been designed to meet the needs of the consolidated server market, and thereby satisfies the needs of the high-density applications server, Internet server and network simulation markets as well. Each ChatterBox model is built around a selection of common server modules, which makes the whole product line both functionally compatible and fully scaleable. The ChatterBox family exhibits the following significant advantages

  . High to ultra-high platform density in compact industry-standard enclosures. Current ultra-high density systems can support fully configured Pentium(R) systems in one 19" rack enclosure. For high-end server requirements, up to 28 dual SMP Pentium Pro(R) platforms can be accommodated in one enclosure.
  . State of the art power distribution using load balancing power supply modules in a highly fault tolerant and efficient N+1 configuration
  . High availability/low MTTR design with all system components being fully hot-swappable and with no single point of system failure, achieved through the deployment of a "multiple instance" architecture.
  . Super scaleable fault tolerant clusters using advanced load-balancing software to provide "processor bandwidth on demand" systems with near linear efficiency.
  . Systems management through ChatCom's Intelli-Management(TM) integrated management system, which provides full monitoring and control capabilities either locally or to a remote location using standards-based remote management (SNMP).
  . Ultra-high performance and data integrity is delivered through the Company's ChatRAID(TM) Intelligent Disk Subsystem

     The Company believes the clustering technology will permeate the networking industry where mission critical applications are being deployed. The Company has trademarked "RAINS" which stands for Redundant Array of Inexpensive Network Servers and is partnered with Microsoft and Vinca Corporation ("Vinca") to provide turnkey solutions.

     The open architecture of ChatterBox server platforms supports the latest Pentium and Pentium Pro technology of Intel Corporation ("Intel"), including the recently introduced Dual SMP Pentium Pro, which provides the highest power to density ratio yet achieved with this technology. Processor speeds up to 200MHz and memory sizes up to 512MB in both single and dual processor designs are available, making these platforms comparable to the most advanced stand-alone servers available today.

     Designed from the outset for mission-critical applications, the ChatterBox family performs in an arena where system failures or unrecoverable loss of data are considered unacceptable. The addition of the integrated ChatRAID level
7 disk storage architecture provides multiple server access to a self-healing, fault-tolerant storage subsystem offering up to 1.1 Terabyte of high-availability data across multiple redundant paths.

     ChatterBox systems are in service worldwide supporting diverse applications including Internet, intranet and web server functions, database and Groupware (E-mail, etc.) server systems from Lotus Notes(R) and Microsoft(R) Exchange(TM) to Oracle environments, file servers, applications servers, gateways, remote access, Citrix servers and many more. They are also in service with a number of major peripheral manufacturers in support of their various development and test programs. Configurations range in price from approximately $5,000 up to approximately $30,000 for the Office series, while the more powerful Corporate series range from $7,500 to over $300,000.

     Sources and Availability of Raw Materials.  The Company purchases from
     -----------------------------------------
various independent suppliers numerous parts, including computer chips, power supplies, printed circuit boards, chassis, resistors, capacitors, and various electronic components that the Company assembles into products. Although there are at least dual suppliers for many of such parts, supplies and components, the Company currently relies on single sources of supply for certain parts and components, and the Company is vulnerable to product changes by and variances in product quality from these suppliers. The Company's primary sources for these items, which are readily available, are electronics distributors, including Arrow Electronics, Inc., Bell Industries Inc., Hamilton/ Hallmark, and Intel.

     The Company purchases certain components (the Cirrus VGA integrated circuit, Intel processors, Opti integrated circuits, Omega power supply modules and 3Com application specific integrated circuits), which contain technology that is proprietary to its manufacturer and is therefore unavailable from other manufacturers. The Company has no written supply agreements covering any of these components. The Omega power supply module is purchased directly from Omega Power Systems, Inc. ("Omega") and this module is an integral portion of one of the power supply options offered by the Company.

     The Company is required to carry significant amounts of inventory to meet the rapid delivery requirements of its customers. Inventories held by the Company are subject to obsolescence and the Company reports inventories net of a reserve for obsolescence.

Markets and Marketing
---------------------

     The Networking Market.  Products that serve as the building blocks for
     ---------------------
data/voice networks have traditionally fallen into two categories -- those that utilize the same underlying technology as standard desktop personal computers ("PCs"), and those that require specialized hardware and software. Included in the former group are Internet/intranet servers, fileservers, database servers, and E-mail gateways, while the latter group includes products such as routers, bridges, remote access systems, and telephone switching systems.

     Companies such as Compaq Computer Corporation ("Compaq"), Hewlett-Packard Company ("HP"), IBM, Sun Microsystems, Inc., Dell Computer Corporation ("Dell") and others have been the traditional leaders in providing hardware for the server market, whereas companies such as Cisco Systems, Inc., 3Com Corporation, Bay Networks, Inc., and Ascend Communications, Inc. have grown to multimillion dollar or billion dollar corporations with products that address 'specialized' networking functions.

     The Marketing Approach.  Today, with the extraordinary power of
     ----------------------
technologies utilizing Intel's Pentium processors and Digital Equipment Corporation's Alpha(R) processors, virtually all networking functions can be performed on PC-based hardware. Since ChatterBox integrates multiple server modules that are based on such PC-based technology into compact, power efficient, highly-reliable and highly-manageable systems for mission critical applications, it is well-positioned to become an ideal platform for network server consolidation. The advantages of having a common, low-cost 'engine' for all networking applications are only now becoming apparent, and ChatCom believes that it is poised to make significant inroads into this emerging market.

     The Company will continue to pursue its objective of providing powerful, reliable, scalable, fault-tolerant and feature-rich products for the mission critical market. While not the highest priced products of their kind, the Company believes that ChatterBox systems will nonetheless rank among the products with the best price/performance characteristics available, when the ChatterBox's numerous value-added capabilities are considered.

     Trade Shows and Advertising.  The Company plans to exhibit at the following
     ---------------------------
national trade shows during fiscal year 1998:


     .    NetWorld+InterOp, Las Vegas       -         April
     .    PC Expo, New York                 -         June
     .    NetWorld+InterOp, Atlanta         -         September
     .    Comnet, Washington D.C.           -         January

     These shows offer the opportunity for broad exposure of the Company's products to both end-users and resellers, and are among the best-attended of the numerous shows that now serve the networking industry. At these four large shows, the Company will present its updated ChatterBox product line. In addition, the Company will maintain some presence at certain regional trade shows that address focused aspects of the industry, such as those put on by Novell and Microsoft user groups.

     In February 1997, the Company launched a new advertising campaign, expanding its demographic coverage to address information technology (IT) executives as well as the LAN management personnel covered in previous campaigns. New solutions-oriented messages convey the benefits of deploying the Company's products in several key markets, including remote access, Internet and web servers and Microsoft NT/Backoffice(R) servers. LAN Times was selected as
                                                     ---------
the core advertising vehicle based upon price, research and previous lead generation performance.

     Sales Channel Development.  The Company has traditionally sold its products
     -------------------------
through value-added resellers ("VAR"s), and will continue to do so for a significant portion of its sales. However, the Company intends to continue to evaluate its VAR network, attract larger and technically skilled VARs, and train existing VARs to ensure high-quality service and response to end-users. The Company perceives its VAR channel as a family of partners, and as such expects to work in close cooperation with them.

     Direct Sales.  The Company has begun a direct sales program to large
     ------------
corporate users of ChatCom equipment as testing platforms for quality assurance. Direct Sellers have the advantage of superior knowledge and control of what will be a mission-critical application in a production environment.

Engineering and Customer Service
--------------------------------

     This new department has recently been created to help the Company pursue its stated objective of providing superior quality in both its products and service. A Vice President position has been created and filled to head-up the department.

     Engineering. Engineering reviews Marketing Requirement Documents to ensure
     -----------
that the Company's products meet customer requirements. Engineering will research component resources to ensure that the Company's products use state-of-the-art components resulting in reliable, competitive and cost effective products. Engineering will ensure all design processes follow established procedures in conformance with ISO9000 requirements. The department will execute designs using in-house engineering resources, as well as outsourcing engineering workload to ISO9000 certified third-party development sources. Engineering will transition products to Manufacturing and provide engineering support at the onset of release through product end-to-life to ensure that the Company's products are manufactured in strict comformance with specifications. Engineering will also provide a high level of support to Customer Service to ensure that its customer base receives full levels of support. Finally, Engineering will provide documentation of all products to ensure embedded quality goes in before the name goes on.

     Customer Service.  The Customer Service organization is responsible for
     ----------------
processing all incoming service calls, managing in-warranty and out-of-warranty repair returns/shipments, and tracking all reported product problems. The Company is in the process of building its Customer Service group into a premier organization, capable of ensuring either immediate response to a call for service, or a return call within two hours.

Sales and Distribution
----------------------

     The Sales Organization.  The Sales organization reports to the Company's
     ----------------------
President, and is currently divided into four regions - Eastern, Central, Western and International. The Company has sales offices in New York, New Jersey, Virginia, Chicago, Dallas, Ottawa, Seattle, Washington and
Chatsworth, California, each staffed by a regional sales representative. There are also four sales staff located at headquarters who provide inside support for the regions.

     Significant Customers.  During the fiscal year ended March 31, 1997 the
     ---------------------
Company received approximately 13% of its gross revenues from sales to US Robotics Access Corp., an end-user of the Company's products. No other single customer accounted for more than 10% of the Company's revenues for the fiscal years ended March 31, 1996 and March 31, 1997.

Manufacturing
-------------

     The Company contracts for various electronic and mechanical components from vendors and other manufacturers. Some are complete subassemblies, such as power supplies or custom-built chassis, while others are individual items such as bare circuit boards and chips. Rather than manufacture the actual electronic circuit boards and mount the components used in its products, the Company subcontracts the mounting and soldering of these assemblies and then performs assembly, integration, and final testing.

     Because no heavy manufacturing such as wave soldering of circuit boards or sheet metal fabrication is performed by the Company at its leased premises, the Company would be able, if it became necessary, to quickly increase its production levels with relatively little disruption to current operations. This also allows the Company to incorporate the latest technology without having to retool its manufacturing. The Company believes that it is capable of doubling its present output with the addition of more assemblers and testers.

     OEM Agreements.  The Company currently has agreements with original
     --------------
equipment manufacturers ("OEMs") to manufacture the Company's RAID subsystem products and 3 Com Corporation to incorporate their chips into the Company's products and to market failover (clustering) software in conjunction with its consolidated servers under the ChatCom name. Other than the foregoing, the Company does not have any significant agreements with OEMs.

Competition
-----------

     Products that are competitive with ChatterBox fall into two main categories:

     .    'Racked-and-stacked' stand-alone servers
     . Integrated, purpose-designed rack-mounted systems (similar to ChatterBox)

     The racked and stacked stand-alone server category is comprised of many stand-alone servers (e.g., from manufacturers such as Compaq, HP, IBM, Dell, etc.) placed on custom metal racks. Metal rack systems are available from numerous companies such as Wright Line, Ergotron, Inc., American Network Products, Engineered Data Products (NetCom3), Kewaunee and others. While this approach does allow a user to maintain some degree of order and a neat appearance, it does not significantly reduce space requirements, nor does it reduce power or cabling requirements. Furthermore, it does nothing to consolidate the manageability of the separate systems. Nonetheless, the Company considers its major competition to come from these 'racked-and-stacked' server systems.

     Among the second group of competitors (purpose-designed systems) is Cubix Corporation ("Cubix"), a manufacturer that has been traditionally considered among the Company's key competitors. Cubix is a strong player in managed systems-level platforms for communications and application servers. Cubix manufactures a platform with similar functionality to ChatCom's product line. Cubix manufacturers proprietary motherboards whereas ChatCom use industry standard motherboards in most of its products. The form factor of the two product lines is different and the Company's believe that its product lines will prevail due to the greater flexibility of its architecture.

     In order to position itself as the superior choice in its marketplace, ChatCom plans to increase its efforts to convey a consistent message regarding those problems that the ChatterBox product line solves in ways that no other manufacturer can. Additionally, ChatCom will embrace a philosophy of "Customer Awareness." This philosophy combined with a clear, consistent message of product and service superiority will enable ChatCom to reclaim its deserved recognition among potential users.

New Product Development
-----------------------

     The Computer Industry.  The Company's business is, as is the business of
     ---------------------
all of the computer hardware and software industry, extremely competitive and rapidly changing. Without continued refinement of existing products, and the development of new products, the Company could easily lose any competitive advantage it may possess. It is therefore essential that substantial resources be devoted to research and new product development.

     Recent Developments.  As described previously, the Company is in the
     -------------------
process of repositioning its products as a family of systems, rather than a collection of building blocks. In creating the Corporate and Office Series product lines, significant new system management features have been introduced. These are composed of ChatCom's Intelli-Management monitoring and control system, coupled with a major new version of the Company's ChatView(TM) management software. Version 3 of this software operates in Microsoft's Windows NT environment, and allows a ChatterBox system to be managed through industry-standard SNMP-based products such as HP's OpenView(R) or IBM's Netview (TM).

     Pentium Pro 200(R) -- A line of servers featuring the Intel Pentium Pro CPU was introduced by the Company in March 1997 and is positioned for high-speed, high-bandwidth applications, such as Internet/intranet/web servers, groupware applications and traditional file serving.

     Pentium ChatTwin(TM) -- In fiscal year 1996, the Company introduced its ChatTwin line of server modules. The ChatTwin contains two complete processing units on a single board, and fourteen such boards can be housed in a single card cage. The Corporate Series Model 2040 can house up to four card cages, which provides capacity for up to 112 processors in a six and a half foot tall cabinet that occupies approximately five square feet of floor space. In March 1997, the Company introduced significant performance enhancements to its ChatTwin server module. The ChatTwin server module is now available with two fully functional, completely independent Pentium servers integrated on a single card. This configuration has proven useful and is expected to generate significant revenue within the manufacturing sector that requires non-simulated network load and network product test/measurement equipment.

     In fiscal year 1996, the Company also introduced the ChatPowerPlus(TM) redundant, hot-swappable module power supply unit for its processing systems. The ChatPowerPlus unit is based on the "N+1" concept, whereby the user populates the unit with the number of power modules needed to provide power to the processor units plus an additional power module. As the power modules can be exchanged without powering down other power modules, a power module failure does not result in the failure of any processing units and the failed power module may be replaced without the interruption of any processing. Because the ChatPowerPlus holds up to four power modules that are individually exchangeable, the user may obtain true fault tolerance and redundancy by employing power modules with 133% of the user's maximum power needs, as opposed to the 200% required by most redundant power systems. The Company knows of no systems offered by its competitors that provide the processing power density of its systems utilizing the ChatTwin and ChatPowerPlus units.

     Future Developments  The Company has and will continue to develop products
     -------------------
for the server consolidation and remote applications markets, with emphasis on those products that involve hardware as well as software. The Company feels that with its current server module designs, the introduction of the next generation of processor chips can be accommodated into certain of the Company's products with little or no redesign required. The Company expects this characteristic of the Company's products to reduce the time to market for future technology upgrades. The Company believes that its server products are elements of a total consolidated server solution consisting of hardware and software, which it intends to develop internally or acquire under OEM agreements.

     Research and Development  The Company has spent approximately $1,246,000,
     ------------------------
$914,000 and $877,000 on company-sponsored research and development activities during the fiscal years ended March 31, 1997, 1996, and 1995, respectively.

Environmental Laws
------------------

     Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, likely will not have a significant effect upon the capital expenditures, earnings, or competitive position of the Company.

Organization and Business Development
-------------------------------------

     The Company was incorporated under the laws of the State of California in March 1982. The Company originally was named "Astro Systems and Engineering, Inc." and changed to "Astro Sciences Corporation" in 1985. On February 9, 1996, the Company changed its name to "ChatCom, Inc."

     Originally an engineering and technical consulting services company, the Company acquired the assets of J&L Information Systems, Inc., a California corporation ("J&L") in 1988. From 1982 (prior to J&L's incorporation) through late 1985, J&L's primary activity consisted of the manufacturing and marketing of remote access products for TeleVideo Systems, Inc.'s multi-user systems. As the use of personal computer-based local area networks ("LANs") increased in 1986, J&L expanded its line of remote user access products to include
Novell(R) networks and networks of other emerging vendors. At the same time, J&L evolved into a publisher of asynchronous communications software for LANs.

     After the acquisition of J&L, the Company terminated its engineering services business and concentrated completely on the J&L product business. Currently, the Company's primary business activity is developing, integrating, manufacturing and marketing highly-efficient centralized servers and storage management systems.

Employees
---------

     The Company currently employs approximately 78 full-time employees, of which 21 are in manufacturing, 18 are in sales, 12 are in research and product development, nine are classified as officers, general and administrative, eight are in technical support, five are in quality assurance, three are in sustaining engineering and two are in marketing.

RISK FACTORS
------------

Documents and press releases prepared by the Company, including this report on Form 10-KSB, may from time to time contain forward looking statements. The Company, its assets, operations, and financial condition and such forward looking statements made by the Company are subject to various risks and uncertainties, including without limitation, the following:

     Ability to Continue as a Going Concern
     --------------------------------------

     As a result of the Company's net losses in recent periods and the Company's negative cash flow from operating activities in recent periods, the Company's independent auditors have included in their report on the Company's March 31, 1997 financial statements an explanatory paragraph regarding the ability of the Company to continue as a going concern. The Company has obtained conditional commitments for equity funds in one or more private placements in order to obtain the funds necessary to meet its immediate working capital needs. There can be no assurance that the Company will be able to successfully complete the private placements or otherwise obtain the necessary funds to continue operations or fund the Company's projected growth.

     Liquidity
     ---------

     The Company's continuing losses and negative cash flow from operations have created a liquidity problem for the Company. As of March 31, 1997, the Company had working capital of $3,195,000, as compared to working capital of $3,501,000 as of March 31, 1996. Notwithstanding the Company's working capital position as of March 31, 1997, the Company must provide additional liquidity to support its current level of operations or any significant future increase in revenues and is actively seeking additional financing to meet its immediate needs as well as its anticipated requirements for the balance of the current fiscal year. The Company, which currently does not have any bank debt, has received a conditional commitment for a credit line and is in the process of finalizing the implementation of the credit line and is negotiating an equity investment from one of several strategic partners. The Company has not received a firm commitment for any of the foregoing debt or equity financing, and there can be no assurance that it will be able to obtain these commitments for a sufficient amount of financing. If the Company does not raise sufficient financing to meet its short term needs, it intends to implement a plan, pursuant to which it will significantly reduce its current advertising and marketing activities, and make significant reductions in its sales, engineering, customer service and manufacturing work force. Although the Company believes that it should be able to maintain operations at a reduced level under the contingency plan for the foreseeable future, it may be required to raise capital to continue operations at this reduced level and it would be necessary to raise additional capital to restore operations to their prior level. There can be no assurance that the Company would be able to obtain this financing.

     The Company has incurred operating losses in each of its last three fiscal years. Even if the Company successfully completes the debt and equity financings it is currently attempting to place, if the Company continues to experience operating losses in the future that results in a significant utilization of its liquid resources, the Company's liquidity and its ability over the long-term to sustain operations at current levels could be materially, adversely affected.

     The Company may seek additional public or private financing to meet its longer term capital needs if market conditions are favorable. If additional funds are raised through the issuance of equity securities, it is likely that the Company will be required to sell such securities at a substantial discount to the current market price for the Company's Common Stock (the "Common Stock"), the percentage ownership of the then current shareholders of the Company will be reduced, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Common Stock. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its shareholders. Any increase in the outstanding number of shares of Common Stock or options and warrants may have an adverse effect on the market price of the Common Stock and may hinder efforts to arrange future financing. If adequate funds are not available to satisfy capital requirements, the Company may be required to curtail its operations significantly or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies or potential markets.

     Prior Operating Losses; Fluctuations in Operating Results
     ---------------------------------------------------------

     The Company has reported net losses of $4,601,000 and $1,968,000 for the fiscal years ended March 31, 1997 ("fiscal 1997") and 1996 ("fiscal 1996"), respectively, due primarily to a decrease in revenue during fiscal 1997, flat revenues during fiscal 1996 and increases in operating expenses and cost of goods sold, including inventory obsolescence reserves. The Company also incurred an operating loss for the three-month period ended June 30, 1997. There can be no assurance that the Company's operations will be profitable in the future.

     The Company's reported results of operations are subject to considerable fluctuations due to changes in demand for the Company's products and other factors, and there can be no assurance that the Company will be profitable in any particular period. Demand for the Company's products in each of the markets it serves can vary significantly from quarter to quarter due to revisions in budgets or schedules for customer projects requiring the Company's products, changes in demand for systems that incorporate the Company's products, general business and economic factors and other factors beyond the control of the Company.

     Dependence on New Product Development
     -------------------------------------

     The markets served by the Company are characterized by rapid technological advances, downward price pressure in the marketplace as technologies mature, changes in customer requirements, frequent new product introductions and enhancements, and price erosion. The Company's business requires substantial ongoing research and development efforts and expenditures, and its future success will depend on its ability to enhance its current products, reduce product costs and develop and introduce new products that both keep pace with technological developments in response to evolving customer requirements and that also achieve market acceptance.

     The consolidated server market in particular is characterized by the continuing advancement of technology, including technologies relating to the increased efficiency of systems level management and the speed and efficiency of microprocessors. The Company's strategy is to update its products to accommodate new technologies; however, there can be no assurance that the new technologies will not render the Company's products obsolete. The Company believes that it must continue to respond quickly to the needs of its customers for broad product functionality and must respond to advances in hardware, generic operating system software, applications software, and emerging technologies and markets, such as Internet services, groupware services, enterprise-wide remote communications and the test measurement and emulation markets. There can be no assurance that the Company will be able to respond effectively to technological changes or product announcements by its competitors. If the Company is unable, for technological or other reasons, to develop and introduce products and applications in a timely manner in response to changing market conditions or customer requirements, the Company's operating results and financial condition could be materially, adversely affected.

     Additionally, the marketability of the Company's products is influenced to a significant degree by the management capabilities and efficiency of proprietary software that is an integral component of the remote access solutions that are offered by the Company. The Company's strategy is to continually update its consolidated server product line and technology to increase its capabilities and efficiency as well as to maintain its compatibility with application and operating software and network protocols that proliferate in the marketplace. There can be no assurance that the Company's competitors will not introduce functionally similar consolidated server platforms or proprietary management software that could render the Company's products obsolete or that the Company will be able to improve and advance its consolidated server technology and management software so that it is compatible with applications software, operating software and network protocols and market demands that may be introduced in the future or that the Company's technology and products will continue to be accepted in the marketplace. If the Company is unable to develop new, or improve its current, products and technology in response to changes in its operating environment or customer requirements, the Company's operating results and financial condition could be materially, adversely affected.

     Need to Manage Product Transitions
     ----------------------------------

     The introduction of new and enhanced products requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will successfully manage the transition to selling new products, and the failure to do so could have a materially adverse effect on the Company's operating results and financial condition.

     Highly Competitive Environment
     ------------------------------

     The market for consolidated servers, including PC-based server technology is highly competitive. The Company competes with leading vendors who provide both desktop PCs and high-end server products. Such competitors, including but not limited to HP, Compaq, Dell, and to a lesser extent, Cubix, who offers a functionally similar consolidated server solution, have greater financial, marketing, technical, and other resources than the Company. In the future, the Company expects several of these companies to enter the consolidated server market, or increase their presence, with their own additional consolidated server products and solutions, and such competitive products and solutions could have a materially adverse effect on the Company's results of operations.

     In July 1995, the Company changed its pricing strategy for commodity-type subassemblies (e.g. disk drives, fax servers, and random access memory) purchased by the Company and incorporated into its products. Sales prices and published list prices on these items were lowered by the Company in order to discourage resellers and end-users from purchasing such products elsewhere and installing them on systems provided by the Company. The installation of components purchased from other vendors into systems sold by the Company had caused compatibility problems in certain cases, potentially impacting the Company's reputation for marketing reliable products. This change in pricing strategy has resulted in lower margins on such subassemblies.

     Increased competition could result in price reductions and loss of market share, which would adversely affect the Company's results of operations. Many of the Company's current and potential competitors have greater financial, marketing, technical and other resources than the Company. There can be no assurance that the Company will be able to compete successfully with its existing competitors or any new competitors.

     Reliance on Consolidation Server Market; Early Stage of Market
     --------------------------------------------------------------

     The Company currently devotes a majority of its product development, manufacturing, marketing and sales resources to providing product and services to the enterprise consolidated server market. Although the Company believes that its concentrated focus provides it with certain competitive advantages in this market, this focus may also leave the Company more vulnerable to any future decline in the demand for the Company's consolidated servers. In addition, the Company's future financial performance will depend in large part on continued growth of the consolidated server market, which in turn will depend in part on the number of organizations utilizing such products and the number of applications developed for use with those products. There can be no assurance that these markets will continue to grow or that the Company will be able to respond effectively to the evolving requirements of these markets. Any significant decline in, or significant decrease in the growth rate of, the consolidated server market could have a materially adverse effect on the Company's results of operations and financial condition. Additionally, many of the Company's customers do not yet have a standard consolidated server solution, and there can be no assurance that the Company's products will be the standard adopted by its customers.

     Product Defects
     ---------------

     New products, when first released by the Company, may contain undetected design faults and software errors, or "bugs" that, despite testing by the Company, are discovered only after a product has been installed and used by customers. There can be no assurance that faults or errors in the Company's existing products or in new products introduced by the Company will not be discovered in the future, causing delays in product introductions and shipments or requiring design modifications that could adversely affect the Company's competitive position and results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance or, if successful, will not adversely impact the sales of the Company's existing products. On several occasions, the Company has discovered minor design defects in its products that have caused delays in the introduction of products. To date, however, the Company has not experienced any significant problems in this regard and has not recalled products as a result of a product defect.

     Dependence on Key Personnel
     ---------------------------

     The Company's future success depends in large part on the continued service of its key marketing, sales and management personnel. The Company is dependent upon its ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing hardware and software development required to refine the existing products to introduce enhancements for future applications and to develop new products. The Company is particularly dependent on the skills and contributions of certain of its management personnel, although the Company does not have long-term employment agreements within many of these individuals. Competition for personnel in the Company's industry, as well as in the computer hardware and software industry, is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel necessary for the Company's growth.

     Dependence on Timely Receipt of Acceptable Components
     -----------------------------------------------------

     The Company depends on the timely receipt of non-defective components to meet its manufacturing schedule. The Company's operating results or financial condition could be adversely affected by the receipt of a significant number of defective components or a delay in component delivery, an increase in component prices or the inability of the Company to obtain lower component prices in response to competitive pressures on the pricing of the Company's products.

     Reliance on Certain Suppliers
     -----------------------------

     The Company purchases from various independent suppliers numerous parts, supplies and other components, which the Company assembles into products. Although there are at least dual suppliers for many of such parts, supplies and components, the Company currently relies on single sources of supply for certain parts and components, and the Company is vulnerable to product changes by and variances in product quality from these suppliers. Although the Compant believes that such changes and quality fluctuations could be accommodated by it, they may necessitate changes in the Company's product design or manufacturing methods, and the Company could experience temporary delays or interruptions in supply while such changes are incorporated or a new source of supply is procured. Any future disruptions in supply of suitable parts and components from the Company's principal suppliers could have a materially adverse effect on the Company's operating results and financial condition.

     The Company purchases certain components (the Cirrus VGA integrated circuits, Intel processors, Opti integrated circuits, Omega power supply modules and 3Com application specific integrated circuits), which contain technology that is proprietary to its manufacturer and is therefore unavailable from other manufacturers. The Company has no written supply agreements covering any of these components. Although the Company purchases the components manufactured by Cirrus, Opti and 3Com from only a single distributor each, and these components are available through numerous distributors, the Company could experience additional development costs and production delays while developing alternate solutions should any of these manufacturers cease to produce the components.

     The Omega power supply module is purchased directly from Omega and this module is an integral portion of one of the power supply options offered by the Company. Should Omega cease its production of this component or cease sales of the component to the Company, a total redesign of the particular power supply in which the component is utilized would be required. While the Company's processor units may be sold with other power supply systems, the sales of the affected model, and possibly a portion of the Company's sales of other products, would be lost or delayed during the redesign and production start-up period.

     The Company licenses remote access related software from Symantec Corporation ("Symantec"). Although the software licensed from Symantec contains proprietary features, other companies offer similar software that is compatible with the Company's products. Accordingly, the Company believes that termination of the Company's ability to license software directly from Symantec would not have a material adverse effect upon the Company's operations.

     Management of Inventory; Risk of Inventory Obsolescence
     -------------------------------------------------------

     The marketplace dictates that many of the Company's products be shipped very quickly after an order is received. Since purchased component and manufacturing lead times are typically much longer than the short order fulfillment times allowed by the marketplace, the Company is required to maintain adequate inventories of both components and finished goods, and must accurately forecast demand for finished products. Historically, the Company has been unable to accurately forecast specific future demand, requiring it to maintain relatively large inventory levels, which has had an adverse effect on its financial condition. The relatively high levels of inventories have also contributed to the Company experiencing costs relating to obsolescence of inventories, which has had an adverse effect on the Company's results of operations and financial condition.

     Engineering refinements to the Company's new hardware and software products are relatively common. These changes can result in the disruption of the manufacturing operation and delays in delivery dates. These changes also can cause the finished goods inventory to enjoy a relatively short shelf life or may require the Company to incur additional costs to rework the finished goods or work-in-process inventories that were produced prior to the engineering change. These and other circumstances, including inaccurate forecasts of customer demand, poor availability of purchased components, supplier quality problems, allocation limitations of key components by their manufacturer, carrier strikes or damage to products during manufacture could result in a buildup of excess components of finished goods on the one hand or an inability to deliver product on a timely basis on the other hand, either of which could have a materially adverse effect on the Company's operating results and financial condition.

     The Company has incurred inventory writedowns in the past. While the Company maintains valuation allowances for excess and obsolete inventories, which it believes to be adequate, significant changes in the technology prevailing in the industry could require the Company to record additional valuation reserves. During fiscal 1997 and fiscal 1996, the Company recorded additions to its valuation allowance for obsolete and excess inventories in the amounts of $794,000, and $162,000, respectively, which adversely affected gross profit and net income in the periods in which additional valuation allowances were recorded. The Company believes that its allowance for obsolete and excess inventories that are currently recorded are sufficient to properly state inventories at their net realizable value. Material additions to such allowance might be required in the future if market conditions affecting the Company's product sales mix change significantly. Should future writedowns become necessary, such writedowns could have a materially adverse effect on the Company's operating results and financial condition.

     Dependence on Proprietary Technology
     ------------------------------------

     The Company's future success and competitive position is dependent partly upon its proprietary technology, and the Company relies to a limited degree on trademark and copyright law and, may in the future rely on patent law to protect its intellectual property. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's future patent applications will be issued within the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company has been issued two patents for its "Phone Busy Circuit" and "Hardware Remote Reset Circuit." Although products marketed by third parties may infringe on these patents, the Company may not proceed to enjoin the marketing of those products by others in light of technological changes that are on-going and the substantial expense that the Company may be required to incur to enforce these patents with no certainty of success.

     Potential Erosion of Profit Margins
     -----------------------------------

     As a result of competitive pressures and technological changes, the sales price of the Company's current products may decrease over time. As markets develop for the Company's products, the Company expects that the average selling price will decrease, which will adversely affect gross profit margins to the extent that such decreases are not offset by new higher-margin products or product cost reductions. In addition, certain of the Company's competitors have significantly greater resources than the Company, and the market for the Company's primary products is relatively new and undeveloped. There can be no assurance that a competitor will not enter the Company's markets and devote substantial resources to the introduction of competing products at lower prices, which could require the Company to reduce the price of its products. Such a price reduction could have an adverse effect on the Company's profit margins, and accordingly, on its operating results and financial condition.

     Dividends on Common Stock Unlikely
     ----------------------------------

     The Company has never declared or paid dividends on its Common Stock. The provisions of the Company's Series D Preferred Stock (the "Series D Preferred Stock") prohibit the payment of dividends on the Common Stock while shares of the Series D Preferred Stock are outstanding. The Company does not currently intend to pay dividends in the foreseeable future so that it may reinvest its earnings, if any, in the development of its business. The payment of dividends in the future will be at the discretion of its Board of Directors.

     Possible Dilutive Effect of Outstanding Options, Warrants and Preferred
     -----------------------------------------------------------------------
Stock
-----

      AS OF JUNE 30, 1997, there were 5,832,967 shares of Common Stock reserved for issuance upon exercise of stock options and warrants that have been granted or issued. 1,886,683 of the outstanding options and all of the 3,131,284 warrants are currently exercisable at exercise prices ranging from $0.60 to $5.00 per share. An additional 337,817 shares of Common Stock are reserved for issuance upon the exercise of options available for future grant under the Company's 1994 Stock Option Plan, and 1,700,000 shares of Common Stock are reserved for issuance upon the conversion or redemption of the 2,496 outstanding shares of the Company's Series D Preferred Stock and the accrued but unpaid dividends related thereto that may be paid in shares of Common Stock. Because the Company anticipates that the trading price of Common Stock at the time of exercise of any such options or warrants will exceed the exercise price, such exercise will have a dilutive effect on the Company's shareholders. As the number of shares issuable upon the conversion or redemption of the Series D and dividends related thereto may increase based on a decline in the market price of the Common Stock on the date of conversion or redemption, such conversions or redemptions may have a dilutive effect on the Company's shareholders.

     Market Price Fluctuations and Effect of Registration of Shares
     --------------------------------------------------------------

     The trading price of the Common Stock has from time to time fluctuated widely and in the future may be subject to similar fluctuations in response to quarter-to-quarter variations in the Company's operating results, announcements of innovations or new products by the Company or its competitors, general conditions in the computer or computer network industries and other events or factors. In addition, in recent years broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future trading price of the Common Stock.

     The Company has filed registration statements that became effective in February 1996 and June 1996, respectively, covering the potential public resale of a number of shares of its Common Stock that were issued in connection with private placements by the Company or that may be publicly resold upon the conversion or exercise of outstanding options, warrants or other convertible securities. The Company anticipates filing additional registration statements in the future covering the Company's 1994 Stock Option Plan and shares of Common Stock issuable upon conversion of the Series D Preferred Stock or upon exercise of warrants issued in connection with the sale of the Series D Preferred Stock and may also file registration statements from time to time in the future covering the public resale of Common Stock issued or issuable upon conversion of securities issued in any future private placements by the Company. Sales, or even the possibility of sales, of a substantial number of shares of Common Stock by the holders thereof could adversely affect the market price of the Common Stock and could impair the Company's ability to raise capital through the sales of equity securities.

     The warrants to purchase Common Stock that were issued in conjunction with the Company's 1994 private placement of Common Stock and the Company's 1995 private placement of Common Stock provide the Company the ability to force the exercise of the warrants if the Common Stock underlying the warrants has been registered and if the market price of the Common Stock equals or exceeds a specified level for a period of ten consecutive business days. Should these conditions be satisfied and should the Company elect to exercise its right to force the warrants to be exercised, there is a possibility that the warrant holders may sell some or all of the Common Stock that they purchased during the private placements in order to obtain the funds necessary to exercise the warrants. The Company cannot predict what effect, if any, such actions would have on the market price of the Company's Common Stock.

     Loss on Liquidation and Dissolution
     -----------------------------------

     In the event of a dissolution and termination of the Company, distribution of the proceeds realized from liquidation will be made according to the relative priority on liquidation of the Company's creditors. The Company anticipates that any line of credit it may obtain will be secured by the Company's accounts receivable and inventory and, therefore, the lender will have a claim to the Company's assets on liquidation, which is prior to that of the Company's shareholders. Additionally, holders of the Series D Preferred Stock have liquidation preference over holders of Common Stock, whereby any proceeds from liquidation or dissolution remaining after repayment of creditors would be used to repay holders of Series D Preferred Stock their entire initial investment plus any accrued but unpaid dividends prior to distributing excess proceeds, if any, among holders of Common Stock. Accordingly, the ability of a shareholder to recover all or a portion of his investment under such circumstances will depend on the net amount of funds available after senior creditors and holders of Series D Preferred Stock are satisfied.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's present office and manufacturing facility is located at 9600 Topanga Canyon Boulevard, Chatsworth, California, and comprises approximately 25,000 square feet. This space was leased by the Company for a five-year term that expires on November 30, 1998, with rental payments of approximately $153,000 for fiscal year 1997. This facility is devoted to the Company's corporate, administrative and manufacturing and assembly activities. Approximately 50% of the space is allocated to production, 15% to sales and marketing, 15% to administration, and 20% to engineering and product support laboratories.

     The Company currently rents sales offices on a month-to-month basis in New York City, Seattle, Washington, and West Orange, New Jersey at monthly rentals ranging from approximately $300 to $3,000.

     The Company does not intend to acquire real estate, interests in real estate, or real estate mortgages, for investment. It has been and will continue to be for the foreseeable future, the Company's policy to reinvest its earnings, if any, in its business to increase the working capital and to expand the production capacity of the Company.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding, the outcome of which it believes could have a materially adverse effect on the Company. The Company is not aware of any proceeding contemplated by a governmental authority. From time to time the Company may be a party to legal actions arising in the ordinary course of its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended March 31, 1997.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

     The Company's common stock (the "Common Stock") currently trades on The Nasdaq Stock Market, listed under SmallCap issues, and is quoted under the symbol "CHAT." The Common Stock began trading on The Nasdaq Stock Market in February 1993 under the symbol "AOSC." On February 23, 1996, the Company's Common Stock began trading under the symbol "CHAT" as a result of the change of the name of the Company from Astro Sciences Corporation to ChatCom, Inc.

     The following table presents the range of the high and low bid prices for the Common Stock for the periods indicated. The information has been obtained from the Nasdaq Stock Market Summary of Activity. There are currently more than 20 known market makers for the Common Stock The bid prices reflect inter-dealer prices, do not reflect any retail mark-up, mark-down, commissions or transaction costs, and may not represent any actual transactions

                        Fiscal Year 1997     Fiscal Year 1996
                      ------------------------------------------
         Quarter        High Bid  Low Bid   High Bid  Low Bid
      --------------  ------------------------------------------
     First Quarter      $4.4375    $ 1.75    $ 5.50    $3.125

     Second Quarter     $ 3.125    $1.625    $3.875    $2.875

     Third Quarter      $ 3.219    $ 2.25    $ 3.25    $ 1.50

     Fourth Quarter     $3.5625    $2.375    $2.625    $1.625

      AS OF JUNE 30, 1997, THERE WERE 628 STOCKHOLDERS OF RECORD OF THE COMMON STOCK.

     No dividends have been declared or paid on the Common Stock by the Company. The provisions of the Company's Series D Preferred Stock prohibit the payment of dividends on the Common Stock while shares of the Series D Preferred Stock are outstanding. The Company does not intend to pay any cash dividends on the Common Stock in the foreseeable future. Instead, it is anticipated that the Company will retain earnings, if any, to finance its operations and growth.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview
--------

     During the past fiscal year, the Company has actively repositioned itself into the fast growing consolidated server market and has recently won a major industry award for the excellence of its product line in meeting consolidated server requirements (LAN Times - Best of Times Award for Consolidated Servers,
                     ---------
February 1997). In recent years, the Company's products had been geared primarily toward the remote control segment of the remote access market. However, increased competition from alternative technologies, lower demand and changes in access topology caused by increased dominance of the Internet have led to declining revenues in the remote control segment of the remote access market and increased operating losses that have adversely affected the Company's liquidity and capital resources, and caused the Company to transition itself into the new and rapidly growing domain of the consolidated server market.

     The Company has taken significant steps to position itself as an important force in the consolidated server, network simulation, clustering, multi-user remote access and telecom Internet service markets, refocusing its product development and marketing efforts to achieve this goal. The Company has undergone major organizational changes to improve both its skills mix and modus operandii. The Company believes that the quality and effectiveness of its sales and marketing teams have been greatly improved, and the Company is taking steps to increase gross margins through the use of outsourced "turn-key" manufacturing of subassemblies for the Company's products and focusing a solutions approach on the higher-end server market.

     The Company's primary product line is the well known ChatterBox family of server consolidation and clustering platforms, a fully open OSI (Open Systems Interconnect) architecture that supports all major network operating systems. The Company's major strength is its proven ability to deliver high and ultra-high density platforms, which deploy the latest in processor and bus technology. Recognized by LAN Times as the benchmark for consolidated server performance,
             ----------
the Company's product line features a highly scaleable architecture, unparalleled power efficiency, fully functioned management software and low Mean-Time-To-Recover (MTTR).

     The Company's top-down commitment to Open Standards and ISO9000 Quality and a rededication to "Excellence by Design," have helped the Company in making the transition to an emerging and technically challenging marketplace, while supplying the bedrock on which revenue growths may be based. In furtherance of the move into the consolidated server market, the Company has overhauled its operations and procedures to comply with the requirements of ISO9000 Quality Standards. The first round of internal audits were completed in June and the formal approval process will be undertaken in the third quarter of this fiscal year.

     In order to generate additional working capital to fund the Company's marketplace transition, and its recent operating losses, the Company has completed several private placements of its equity securities during the prior fiscal year. Encouraged by both industry and customer reception of its repositioned product offerings during the current fiscal year, the Company anticipates that revenues can be significantly increased. However, there can be no assurance that the Company will be able to generate increased revenues or achieve profitability even if revenues do increase. Although the Company currently has no debt, the Company at present has insufficient liquidity to support its current level of operations or any significant increase in revenues, and is actively seeking additional financing to meet its immediate needs as well as its anticipated requirements for the balance of the fiscal year.

Results of Operations for the Fiscal Year Ended March 31, 1997 Compared to the
------------------------------------------------------------------------------
Fiscal Year Ended March 31, 1996
--------------------------------

     The Company recorded a net loss of $4,601,000 for the fiscal year ended March 31, 1997 ("fiscal 1997"), on revenues of $9,103,000 as compared to a net loss of $1,968,000 on revenues of $14,790,000 for the year ended March 31, 1996 ("fiscal 1996").

     Sales and Costs of Goods Sold
     -----------------------------

     Sales decreased $5,687,000, or 39%, from $14,790,000 to $9,103,000.  The
Company believes that the decrease in revenues was attributable in part to a constraint on the number of Pentium Pro chips allocated by Intel (which problem is now corrected), a large volume of orders received late in the fiscal year, which could not be manufactured in time to ship during the fiscal year, and delays in foreign government orders, a declining demand for remote control type remote access solutions, decreased marketing efforts during the last quarter of fiscal 1996 due to cash flow constraints and the redirection of marketing efforts toward the server consolidation and network emulation markets during fiscal 1997. The Company believes that its efforts to penetrate these new markets will begin to positively affect revenue levels during the first half of the fiscal year ending March 31, 1998 ("fiscal 1998").

     Cost of goods sold decreased $2,988,000, or 30%, from $9,882,000 to $6,894,000. The decrease was attributable to decreased product sales. The percentage decrease in cost of sales was less than the percentage decrease in revenues due to fixed costs contained in cost of sales that did not decrease proportionately with revenues and a $632,000 increase in additions to inventory reserves for product obsolescence. The Company is in the process of attempting to improve its margins and intends to try to obtain higher margins on its new product offerings, however competitive market forces and new product introductions by competitors may hamper the Company's attempts.

     Rapidly changing technology and engineering refinements to the Company's hardware and software products are relatively common. These changes can cause the finished goods inventory to enjoy a relatively short shelf life. The Company has incurred inventory writedowns in the past. While the Company maintains valuation allowances for excess and obsolete inventories, which it believes to be adequate, significant changes in the technology prevailing in the industry could require the Company to record additional valuation reserves. During fiscal 1997 and fiscal 1996, the Company recorded additions to its valuation allowance for obsolete and excess inventories in the amounts of $794,000 and $162,000, respectively, which adversely affected gross profit and net income in the periods in which additional valuation allowances were recorded. The Company believes that its allowance for obsolete and excess inventories that are currently recorded are sufficient to properly state inventories at their net realizable value. However, material additions to such allowance might be required in the future if technology or market conditions affecting the Company's product sales mix change significantly.

     Selling Expense
     ---------------

     Selling expense decreased $167,000, or 5%, from $3,429,000 to $3,262,000.
The decrease was attributable to a decrease in sales department salaries of $93,000, a decrease in sales commissions of $38,000 and a decrease in advertising expenditures of $172,000. These decreases were partially offset by an increase in marketing salary of $85,000. The decrease in sales salaries was attributable to the resignations of the Vice President of Sales and a regional sales manager during the first two quarters of fiscal 1997. The decrease in sales commissions was primarily attributable to the decrease in revenues. Advertising expense decreased as a result of cash flow constraints during the last quarter of fiscal 1996 and the Company's lack of a marketing director during the first quarter of fiscal 1997. Marketing department salaries increased as a result of the hiring of a marketing director and a marketing communications manager in the first quarter of fiscal 1997. The Company anticipates that the sales department salaries and advertising expense levels experienced in fiscal 1997 will increase during fiscal 1998 as the Company expects to generate increased revenues and has increased its sales staff to provide increased sales coverage and customer support and has launched a marketing campaign to penetrate the server consolidation market.

     General and Administrative Expense
     ----------------------------------

     General and administrative expense increased $335,000, or 17%, from $2,004,000 to $2,339,000. The increase consisted of a $139,000 increase in salaries, an $84,000 increase in officers' travel, a $112,000 increase in bad debt expense and the recording of $62,000 in restructuring expenses related to the elimination of certain positions during August 1996. These increases were partially offset by a $92,000 decrease in legal fees. The increase in salaries was primarily attributable to the creation of an "Office of the President" that involved the hiring of a Senior Vice President for Business Development and the transfer of the Senior Vice President of Technology from the research and development cost center to the general and administrative cost center. The increase in officers' travel was attributable to an increased number of officers and a concerted effort by the Company to keep its executive officers in close contact with its customers. The increase in bad debts was primarily attributable to the financial failure of a large reseller of the Company's products.

     Severance Expense
     -----------------

     During fiscal 1996, the Company recorded a severance expense of $322,000 related to the payments that the Company has agreed to pay to former executive officers of the Company pursuant to the remaining terms of their employment contracts. There were no terminations during fiscal 1997 that involved similar agreements.

     Research and Development Expense
     --------------------------------

     Research and development expense increased $332,000, or 36%, from $914,000 for fiscal 1996 to $1,246,000 for fiscal 1997. The increase was primarily attributable to a concerted effort by the Company to decrease development time and increase pre-production product testing. The increase included net workforce increases in the Company's engineering staff and a $178,000 increase in prototyping and consulting expenses.

     Interest Expense
     ----------------

     Interest expense decreased $171,000, or 93%, from $183,000 to $12,000, due to the retirement of virtually all of the Company's debt financing during the first quarter of fiscal 1997.

Results of Operations for the Fiscal Year Ended March 31, 1996 Compared to the
------------------------------------------------------------------------------
Fiscal Year Ended March 31, 1995
--------------------------------

     The Company recorded a net loss of approximately $1,968,000 for fiscal 1996, on revenues of approximately $14,790,000 as compared to net loss of $1,928,000 on revenues of $14,962,000 for the fiscal year ended March 31, 1995 ("fiscal 1995").

     Sales and Costs of Goods Sold
     -----------------------------

     Sales decreased $172,000, or 1%, from $14,962,000 to $14,790,000.  The decrease in sales was entirely due to decreased fourth quarter sales. Sales for the quarter ended March 31, 1996 were $2,383,000 as compared to $5,163,000 for the quarter ended March 31, 1995, which represents a $2,780,000, or 54%, decrease. The Company believes that the decrease was due at least in part to decreased marketing expenditures in the third and fourth quarters of fiscal 1996 due to cash constraints, the lack of a federal budget during that period, which slowed government purchases of durable goods and the proliferation of alternate remote access solutions that offer lower performance at a lower cost.

     Cost of goods sold increased $214,000, or 2%, from $9,668,000 to $9,882,000. The increase was due entirely to an increase in manufacturing labor and overhead of $220,000. The manufacturing labor and overhead increased primarily due to increased volume of production that was experienced during the first nine months of the fiscal year.

     Selling Expense
     ---------------

     Selling expenses increased $199,000, or 6%, from $3,230,000 to $3,429,000.
The increase was primarily attributable to an increase of $140,000 in advertising and business promotion related expenses and a $42,000 increase in marketing consulting.

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

     Compensation Expense due to Stock Options
     -----------------------------------------

     Compensation expense recorded in connection with the extension of stock options decreased $929,000, or 98%, from $949,000 to $20,000. The compensation expense recorded in fiscal 1996 related to options granted to directors pursuant to the formula option provision of the 1994 Stock Option Plan, which then provided for the grant of options at 75% of the market price. Subsequent to that grant the formula option provision of the 1994 Stock Option Plan was amended, whereby future grants of options will be exercisable at market price as of the date of grant. The compensation expense recorded in fiscal 1995 related to the extension of the exercise terms of options to purchase 744,000 shares of common stock.

     Severance Expense
     -----------------

     The Company recorded a severance expense of $322,000 related to payments that the Company agreed to pay to former executive officers of the Company pursuant to the remaining terms of their employment contracts.

     Research and Development Expense
     --------------------------------

     Research and development expense increased $38,000, or 4%, from $876,000 to $914,000. The increase was primarily due to salary increases awarded to employees and an increase in materials for prototypes.

     Interest Expense
     ----------------

     Interest expense decreased $175,000, or 49%, from $358,000 to $183,000, due to the lower levels of debt financing throughout the year, which was made possible by the proceeds of a private placement of common stock and warrants at the end of fiscal 1995.

     Income Taxes
     ------------

     Income taxes decreased $352,000, or 99%, from $356,000 to $4,000. The decrease was due to an addition to the valuation reserve for deferred tax assets in the fiscal year ended March 31, 1995, which effectively reserved all amounts previously recorded as deferred tax assets.


Financial Condition as of March 31, 1997
----------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     During fiscal 1997, the Company had a negative cash flow from operations of $3,573,000. Additionally, $343,000 of cash was expended for the purchase of capital assets that are used in operations. The negative operating cash flow was primarily the result of the net loss of $4,601,000, which was partially mitigated by noncash charges for accounts receivable and inventory obsolescence reserves, which comprised part of the net loss, and by a decrease in accounts receivable. Financing activities provided a positive cash flow of $4,018,000 primarily due to the private placement of Series C 6% Convertible Preferred Stock, $20,000 stated value per share (the "Series C Preferred Stock") in the amount of $1,325,000, the private placement of Series D 10% Voting Convertible Preferred Stock, $1,000 stated value per share(the "Series D Preferred Stock") and warrants for net proceeds of $2,322,000, and the exercise of stock options and stock purchase warrants that resulted in proceeds to the Company of $850,000.

     The proceeds from the sale of securities was partially offset by the repayment of $938,000 of outstanding borrowings under a line of credit agreement that was terminated in the first quarter of fiscal 1997.

     Liquidity
     ---------

     As of March 31, 1997, the Company had working capital of $3,195,000, as compared to working capital of $3,501,000 as of March 31, 1996. Notwithstanding the Company's working capital position as of March 31, 1997, the Company must provide additional liquidity to support its current level of operations or any significant future increase in revenues and is actively seeking additional financing to meet its immediate needs as well as its anticipated requirements for the balance of the current fiscal year. The Company, which currently does not have any long-term or bank debt, has received a conditional commitment for a credit line and is in the process of finalizing the implementation of the credit line and is negotiating an equity investment from one of several strategic partners. The Company has not received a firm commitment for any of the foregoing debt or equity financing, and there can be no assurance that it will be able to obtain these commitments for a sufficient amount of financing. If the Company does not raise sufficient financing to meet its short term needs, it intends, within the next few weeks, to implement a restructuring plan, pursuant to which it will reduce its future product development efforts, significantly reduce its current advertising and marketing activities, and make significant reductions in its sales, engineering, customer service and manufacturing work force. Although the Company believes that it should be able to maintain operations at a reduced level under the restructuring plan for the foreseeable future, it may be required to raise capital to continue operations at this reduced level and it would be necessary to raise additional capital to restore operations to their prior level.

     The Company has incurred operating losses in each of its last three fiscal years and in the first quarter of its current fiscal year. Even if the Company successfully completes the debt and equity financings it is currently attempting to place, if the Company continues to experience operating losses in the future that results in a significant utilization of its liquid resources, the Company's liquidity and its ability over the long-term to sustain operations at current levels could be materially, adversely affected.

     The Company may seek additional public or private financing to meet its longer term capital needs if market conditions are favorable. If additional funds are raised through the issuance of equity securities, it is likely that the Company will be required to sell such securities at a substantial discount to the current market price for the Common Stock, the percentage ownership of the then current shareholders of the Company will be reduced, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its shareholders. Any increase in the outstanding number of shares of the Common Stock or options and warrants may have an adverse effect on the market price of the Common Stock and may hinder efforts to arrange future financing.

     The Company has no material commitments for capital expenditures as of the date hereof. The Company anticipates, however, acquiring additional equipment and fixtures from time to time as considered necessary by the Company's management

ITEM 7.   FINANCIAL STATEMENTS

     The Company's financial statements appear on pages 34 to 53 of this Annual Report on Form 10-KSB, following Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company hereby incorporates by reference the information contained under the headings "Election of Directors" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" from its definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the 1997 Annual Meeting of Shareholders, to be held on September 10, 1997.


ITEM 10.  EXECUTIVE COMPENSATION

     The Company hereby incorporates by reference the information contained under the headings "Executive Compensation" from its definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the 1997 Annual Meeting of Shareholders, to be held on September 10, 1997.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company hereby incorporates by reference the information contained under the headings "Security Ownership of Principal Stockholders and Management" from its definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the 1997 Annual Meeting of Shareholders, to be held on September 10, 1997.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hereby incorporates by reference the information contained under the headings "Certain Transactions with Management" from its definitive Proxy Statement to be delivered to the shareholders of the Company in connection with the 1997 Annual Meeting of Shareholders, to be held on September 10, 1997.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following financial statements are included as part of this Annual Report on Form 10-KSB:

               Independent Auditors' Report

               Balance Sheets as of March 31, 1997, and 1996.

               Statements of Operations for the Years Ended March 31, 1997, 1996, and 1995.

               Statements of Cash Flows for the Years Ended March 31, 1997, 1996, and 1995.

               Statements of Stockholders' Equity for the Years Ended March 31, 1997, 1996, and 1995.

               Notes to Financial Statements.

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

               3.6 Restated and Amended Bylaws, as of February 1, 1997, is incorporated by reference to Exhibit 3(f) to the Company's Form 10-QSB for the quarter ended December 31, 1996, as filed with the Commission on February 11, 1997.

               3.7 Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 6, 1993, is incorporated by reference to the Company's 1994 Form 10-KSB.

               3.8 Certificate of Amendment of Articles of Incorporation filed Determination filed with the California Secretary of State on February 14, 1996, is incorporated by reference to
                    Exhibit 3.9 to the Company's 1996 Form 10-KSB, as filed with the Commission on July 1, 1996.

               3.9 Certificate of Determination and Decrease for Series B Preferred Stock filed with the California Secretary of State on March 19, 1996, is incorporated by reference to Exhibit 4(b) to the Company's Registration

                      Statement on Form S-3 (Registration No. 333-3792), as amended by Amendment No. 1 dated June 3, 1996 (the "Registration Statement").

               3.10 Certificate of Determination for Series C Preferred Stock filed with the California Secretary of State on April 15, 1996, is incorporated by reference to Exhibit 4(d) to the Registration Statement.

               3.11 Certificate of Determination for Series D Preferred Stock filed with the California Secretary of State on December 6, 1996

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

               10.10 1994 Stock Option Plan, dated August 31, 1994, as amended, is incorporated by reference to Exhibit 10.3 to the Company's Quarterly

                      Report on Form 10-QSB for the fiscal quarter ended December 31, 1996, as filed with the Commission on February 11, 1997.

               10.11 Employment Agreement between A. Charles Lubash and the Company, dated April 1, 1995, is incorporated by reference to Exhibit 10(dd) to the Company's 1995 Form 10-KSB, as filed with the Commission on June 26, 1995.

               10.12 Consulting Agreement between George L. Lazik and the Company, dated March 11, 1996, is incorporated by reference to Exhibit 10.12 to the Company's 1996 Form 10-KSB, as filed with the Commission on July 1, 1996.

               10.13 Amended and Restated Employment Agreement between Russell Jackson and the Company, effective April 1, 1993, is incorporated by reference to Exhibit 10(ff) to the Company's 1995 Form 10-KSB, filed with the Commission on June 26, 1995.

               10.14 Form of Stock Purchase Agreement for Series B Preferred Stock and Series C Preferred Stock, entered into by the Company and Julie Nordlicht, A. Ziskind, Tail Wind Fund, Ltd., Cassolette, David Freund and Legong Investments N.V. is incorporated by reference to Exhibit 10.14 to the Company's 1996 Form 10-KSB, as filed with the Commission on July 1, 1996.

               10.15 Employment Agreement between the Company and James B. Mariner dated as of April 1, 1997.

               10.16 Form of Warrant Agreement, dated December 13, 1996, entered into by ChatCom, Inc. and Maximum Partners, Ltd. is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1996, as filed with the Commission on August 14, 1996.

               10.17 Purchase Agreement, dated as of December 9, 1996, regarding the sale of Series D Preferred Stock and Warrants to purchase Common Stock, is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996, as filed with the Commission on February 11, 1997.

               10.18 Form of Warrant Agreement, dated December 13, 1996, entered into by ChatCom, Inc. and Strategic Growth International, Inc. relating to warrants to purchase 100,000 shares of Common Stock of ChatCom, Inc., is incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996, as filed with the Commission on February 11, 1997.

               10.19  Indemnification Agreement between the Company and Gerald
                      R. Sayer, dated as of August 14, 1995.

               10.20 Indemnification Agreement between the Company and James D. Edwards, dated as of October 9, 1995.

               10.21  Indemnification Agreement between the Company and Sanford
                      C. Sigoloff, dated as of February 8, 1996.

               10.22  Indemnification Agreement between the Company and Philip
                      B. Smith, dated as of February 8, 1996.

               10.23 Indemnification Agreement between the Company and John R. Grady, dated as of January 3, 1994.

               10.24 Indemnification Agreement between the Company and James B. Mariner, dated as of March 5, 1996.

               10.25  Indemnification Agreement between the Company and Richard
                      L. Picheny, dated as of March 10, 1997.

               10.26  Indemnification Agreement between the Company and Andrew
                      M. Brown, dated as of May 14, 1997.

               10.27 Indemnification Agreement between the Company and Russell Jackson, dated as of February 8, 1996.

               10.28 OEM Agreement between the Company and Vinca Corporation, dated June 17, 1997.

               23 Consent of Deloitte & Touche, L.L.P., dated July 14, 1997, to the incorporation by reference in the Registration Statements (Forms S-3, Nos. 333-3792 and 33-99668) and the related prospectuses, with respect to the Financial Statements of ChatCom, Inc. included in the Annual Report (Form 10-KSB) for the years ended March 31, 1997, 1996 and 1995.

          27   Financial Data Schedule.

          (b)  Reports on Form 8-K.
               -------------------

               The Company did not file any reports on Form 8-K during the fourth quarter of its fiscal year ended March 31, 1997.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHATCOM, INC.
                                       a California corporation


Dated:  July 15, 1997                  By:  /s/ James B. Mariner
                                            ____________________________________
                                            James B. Mariner, President,
                                            Chief Executive Officer, Chief
                                            Financial Officer

                                       By:  /s/ Cheryl A. Smithey
                                            ___________________________________
                                            Cheryl A. Smithey
                                            Controller and Principal
                                            Accounting Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  July 15, 1997                  By:  /s/ Richard F. Gordon, Jr.
                                            ____________________________________
                                            Richard F. Gordon, Jr.,
                                            Chairman of the Board


Dated:  July 15, 1997                  By:  /s/ A. Charles Lubash
                                            ____________________________________
                                            A. Charles Lubash, Director


Dated:  July 15, 1997                  By:  /s/ George L. Lazik
                                            ____________________________________
                                            George L. Lazik, Director


Dated:  July __, 1997                  By:  ____________________________________
                                            Gerald R. Sayer, Director


Dated:  July 15, 1997                  By:  /s/ James D. Edwards
                                            ____________________________________
                                            James D. Edwards, Director


Dated:  July __, 1997                  By:  ____________________________________
                                            Sanford C. Sigoloff, Director


Dated:  July 15, 1997                  By:  /s/ Philip B. Smith
                                            ____________________________________
                                            Philip B. Smith, Director


Dated:  July 15, 1997                  By:  /s/ Andrew Brown
                                            ____________________________________
                                            Andrew Brown, Director


Dated:  July 15, 1997                  By:  /s/ James B. Mariner
                                            ____________________________________
                                            James B. Mariner, Director

                             FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors of
ChatCom, Inc.
Chatsworth, California:

We have audited the accompanying balance sheets of ChatCom, Inc., (the "Company") as of March 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChatCom, Inc. as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Los Angeles, California
JUNE 20, 1997

CHATCOM, INC.
-------------

BALANCE SHEETS
MARCH 31, 1997 AND 1996                                              (in thousands)
----------------------------------------------------------------------------------------------
                                                                Notes       1997           1996
                                                                -----       ----           ----

ASSETS                                                             5
------
CURRENT ASSETS:
  Cash and cash equivalents                                               $  1,169        $ 1,067
  Restricted cash                                                  5                          500
  Accounts receivable, net of allowances of
    $109,000 (1997) and $262,000 (1996)                                      1,334          1,968
  Inventories                                                      2         2,721          3,481
  Prepaid expenses and other current assets                                    108            202
                                                                          --------        -------
         Total current assets                                                5,332          7,218

EQUIPMENT AND FIXTURES, Net                                      3,6           651            539

DEPOSITS                                                                        24             21
                                                                          --------        -------
TOTAL                                                                     $  6,007        $ 7,778
                                                                          ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                12      $  1,427        $ 1,843
  Accrued expenses                                                 4           687            906
  Short-term borrowings                                            5                          938
  Current portion of capital lease obligations                     6            23             30
                                                                          --------        -------
         Total current liabilities                                           2,137          3,717

CAPITAL LEASE OBLIGATIONS -
    less current portion                                           6            12             19

STOCKHOLDERS' EQUITY:                                              9

  Preferred Stock, no par value, authorized 1,000,000 shares:      8
    Series B Preferred Stock, $20,000 stated value per share,
      authorized 1,000 shares, issued and outstanding
       75 shares (1996)                                                                     1,294
    Series D Preferred Stock, $1,000 stated value per share,
      authorized 5,000 shares, issued and outstanding
      2,496 shares (1997)                                                    1,407
  Common stock, no par value, authorized, 25,000,000 shares, issued and outstanding, 9,826,892 (1997) and
    7,536,629 (1996) shares                                                 10,090          5,860
  Additional paid-in capital                                                 2,404          1,436
  Accumulated deficit                                                      (10,043)        (4,548)
                                                                          --------        -------
         Total stockholders' equity                                          3,858          4,042
                                                                          --------        -------
TOTAL                                                                     $  6,007        $ 7,778
                                                                          ========        =======

See notes to financial statements

CHATCOM, INC.
-------------

STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995                  (in thousands, except share and per share data)
------------------------------------------------------------------------------------------------------------------
                                                           Notes       1997           1996           1995
                                                           -----       ----           ----           ----
SALES                                                                 $    9,103     $   14,790     $   14,962

COST OF GOODS SOLD                                                         6,894          9,882          9,668
                                                                      ----------     ----------     ----------

GROSS PROFIT                                                               2,209          4,908          5,294
                                                                      ----------     ----------     ----------

OPERATING EXPENSES:                                            12
   Selling expense                                                         3,262          3,429          3,230
   General and administrative expense                                      2,339          2,004          1,453
   Compensation expense related to stock options                9                            20            949
   Research and development expense                                        1,246            914            876
   Severance expense                                           10                           322
                                                                      ----------     ----------     ----------

               Total operating expenses                                    6,847          6,689          6,508
                                                                      ----------     ----------     ----------

LOSS FROM OPERATIONS                                                      (4,638)        (1,781)        (1,214)

INTEREST INCOME                                                               49
INTEREST EXPENSE                                            5, 12             12            183            358
                                                                      ----------     ----------     ----------

LOSS BEFORE PROVISION FOR INCOME TAXES                                    (4,601)        (1,964)        (1,572)

PROVISION FOR INCOME TAXES                                     11                             4            356
                                                                      ----------     ----------     ----------

NET LOSS                                                                  (4,601)        (1,968)        (1,928)


DIVIDENDS ON PREFERRED STOCK                                                 894
                                                                      ----------     ----------     ----------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                             $   (5,495)    $   (1,968)    $   (1,928)
                                                                      ==========     ==========     ==========

NET LOSS PER SHARE                                                        $(0.61)        $(0.26)        $(0.34)
                                                                      ==========     ==========     ==========



Weighted average number of common shares                               8,965,743      7,536,629      5,675,999

See notes to financial statements

CHATCOM, INC.
-------------
STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
YEARS ENDED MARCH 31, 1997, 1996 AND 1995                               (in thousands, except share data)
--------------------------------------------------------------------------------------------------------------

                                                   Preferred Stock                        Common Stock
                                                   ---------------                        ------------
                                                     Number of                       Number of
                                             Notes    Shares         Amount           Shares          Amount
                                             -----    ------         ------           ------          ------

BALANCE, April 1, 1994                                                             5,429,629         $ 2,162
 Extension of convertible
   subordinated debt                             7                                    27,500              55
 Options granted for services
 Extension of stock options                      9
 Issuance of common stock and                    9
   warrants                                                                        2,077,500           3,642
 Net loss
                                             -----    ------         ------       ----------         -------
BALANCE, March 31,  1995                                                           7,534,629           5,859
 Exercise of stock options                       9                                     2,000               1
 Grant of stock options
 Payment of subscription receivable
 Issuance of Series B Preferred Stock            8        75        $ 1,294
 Net loss
                                                      ------         ------       ----------         -------
BALANCE, March 31, 1996                                   75          1,294        7,536,629           5,860
 Issuance of Series C Preferred Stock            8        75          1,277
 Issuance of Series D Preferred Stock            8     2,496          1,407
 Issuance of stock purchase warrants             8
 Conversion of Series B Preferred Stock          8       (75)        (1,294)       1,024,768           1,294
 Conversion of Series C Preferred Stock          8       (75)        (1,277)         907,098           1,277
 Preferred Stock dividends                                                            38,041             809
 Exercise of stock options                       9                                    30,000              37
 Exercise of stock purchase warrants             9                                   290,356             813
Net loss
                                                      ------         ------       ----------         -------
BALANCE, March 31, 1997                                2,496        $ 1,407        9,826,892         $10,090
                                                      ======         ======       ==========         =======

                                                                 Additional
                                                Subscription      Paid-in        Accumulated    Stockholders'
                                                 Receivable       Capital          Deficit         Equity
                                                ------------     ----------      -----------    ------------
BALANCE, April 1, 1994                                               $  348        $    (652)      $   1,858
 Extension of convertible
   subordinated debt                                                                                      55
 Options granted for services                                           119                              119
 Extension of stock options
 Issuance of common stock and                                           949                              949
   warrants                                            $(100)                                          3,542
 Net loss                                                                             (1,928)         (1,928)
                                                ------------     ----------      -----------    ------------
BALANCE, March 31,  1995                                (100)         1,416           (2,580)          4,595
 Exercise of stock options                                                                                 1
 Grant of stock options                                                  20                               20
 Payment of subscription receivable                      100                                             100
 Issuance of Series B Preferred Stock                                                                  1,294
 Net loss                                                                             (1,968)         (1,968)
                                                ------------     ----------      -----------    ------------
BALANCE, March 31, 1996                                               1,436           (4,548)          4,042
 Issuance of Series C Preferred Stock                                                                  1,277
 Issuance of Series D Preferred Stock                                                                  1,407
 Issuance of Stock Purchase Warrants                                    968                              968
 Conversion of Series B Preferred Stock
 Conversion of Series C Preferred Stock
 Preferred Stock dividends                                                              (894)            (85)
 Exercise of stock options                                                                                37
 Exercise of stock purchase warrants                                                                     813
Net loss                                                                              (4,601)         (4,601)
                                                ------------     ----------      -----------    ------------
BALANCE, March 31, 1997                                              $2,404         $(10,043)         $3,858
                                                ============     ==========      ===========    ============

See notes to financial statments

CHATCOM, INC.
-------------

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995                                        (in thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                 1997                   1996                   1995
                                                                -------                -------                -------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                                                       $(4,601)               $(1,968)               $(1,928)
 Adjustments to reconcile net loss
    to net cash used in operating activities:
    Grant/extension of stock options                                                        20                    949
    Depreciation and amortization                                   253                    312                    309
    Loss on disposal of assets                                                              57                      7
    Deferred income taxes                                                                                         354
    Provision for losses on accounts receivable                     166                     37                     57
    Provision for inventory obsolescence                            794                    162                    324
 Changes in operating assets and liabilities:
       Accounts receivable                                          468                  1,455                 (1,368)
       Inventories                                                  (34)                  (521)                  (763)
       Prepaid expenses and other current assets                     94                    119                   (201)
       Deposits                                                      (3)                    (1)                    (1)
       Accounts payable                                            (416)                  (768)                 1,144
       Accrued expenses                                            (294)                   171                    213
                                                                -------                -------                -------
          Net cash used in operating
             activities                                          (3,573)                  (925)                  (904)
                                                                -------                -------                -------
CASH FLOWS FROM INVESTING
 ACTIVITIES - Capital expenditures                                 (343)                  (190)                  (192)
                                                                -------                -------                -------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from short-term borrowings                                                       938
 Repayments of short-term borrowings                               (938)                (1,075)                  (875)
 Change in restricted cash                                          500                   (500)
 Principal payments on capital leases                               (35)                   (33)                   (28)
 Payment of preferred stock dividends                               (10)
 Proceeds from issuance of common stock and
    warrants                                                                                                    3,242
 Collection of subscription receivable                                                     100
 Proceeds from issuance of Series B Preferred Stock                                      1,294
 Proceeds from issuance of Series C Preferred Stock               1,325
 Proceeds from issuance of Series D Preferred Stock               2,322
 Proceeds from issuance of stock purchase warrants                    4
 Proceeds from issuance of convertible subordinated
    debt                                                                                                          550
 Repayment of convertible subordinated debt                                                                      (250)
 Repayment of notes payable to officers                                                                           (88)
 Proceeds from exercise of stock purchase warrants                  813
 Proceeds from exercise of stock options                             37                      1
                                                                -------                -------                -------
         Net cash provided by financing
            activities                                            4,018                    725                  2,551
                                                                -------                -------                -------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                          102                   (390)                 1,455

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                                1,067                  1,457                      2
                                                                -------                -------                -------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                                                    $ 1,169                $ 1,067                $ 1,457
                                                                =======                =======                =======
See notes to financial statements
                                                                                                  (Continued)

CHATCOM, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands):

                                            1997      1996       1995
                                            -----     -----     ------
Cash paid (refunded) for income taxes        $         $  2      $(65)

Cash paid for interest                       $12       $196      $292

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During the years ended March 31, 1997 and 1995, the Company acquired office equipment under capital leases in the amount of $22,000 and $15,000, respectively.

     During fiscal 1997, the Company accrued dividends related to the Series D Preferred stock of $75,000.

     During fiscal 1997, 75 shares of Series B Preferred Stock and 75 shares of Series C Preferred Stock were converted into 1,024,768 and 907,098 shares of the Company's Common Stock (the "Common Stock"), respectively.

     During fiscal 1997, the Company issued 38,041 shares of Common Stock in payment of accrued dividends of $59,000 relating to Series B Preferred Stock and Series C Preferred Stock.

     During fiscal 1997, the Company recognized preferred stock dividends of $750,000 as a result of the beneficial conversion features of the Series B Preferred Stock and Series C Preferred Stock, which resulted in an increase in accumulated deficit of $750,000 and an increase in Common Stock of $750,000. (See note 8).

     During fiscal 1997, the Company granted warrants to purchase 100,000 shares of Common Stock to SGI International, Inc. as partial compensation pursuant to a finders fee agreement in connection with the placement of the Series D preferred Stock. The transaction resulted in an increase in additional paid-in capital of $1,000 and a decrease in Series D Preferred Stock of $1,000.

     During fiscal 1996, the Company granted 15,000 options to purchase the Common Stock to directors at an exercise price of $4.03 per share. The market price on the date of grant was $5.37. The grant of the options resulted in the recording of compensation expense and additional paid-in capital of $20,000.

     During March 1995, the Company issued Common Stock and warrants in exchange for the receipt of a personal check in the amount of $100,000. Subsequent to the issuance of the securities, the check proved to be drawn on an account with insufficient funds. During fiscal 1996, the Company received the $100,000 subscription receivable.

     During March 1995, convertible subordinated debt with a principal balance of $300,000 was converted into 150,000 shares of Common Stock and warrants to purchase 150,000 shares of Common Stock.

     During December 1994, the Company agreed to issue 27,500 shares of Common Stock and warrants to purchase 27,500 shares of Common Stock as consideration for the extension of the due dates of the convertible subordinated debt. Interest expense for the year ended March 31, 1995, and Common Stock at March 31, 1995, each contain an amount of $55,000 related to this transaction.

     During November 1994, the Company granted options to purchase 200,000 shares of Common Stock to a consulting firm in exchange for investor relations services for the period from November 15, 1994, through November 14, 1995. The granting of the options resulted in an increase of additional paid-in capital of $119,000. The balance of prepaid expenses as of March 31, 1995, included $74,000 in prepaid consulting fees and general and administrative expense for the years ended March 31, 1996 and 1995, included amounts of $74,000 and $45,000, respectively, related to this transaction.

     During August 1994, the Company extended the exercise terms of all non-qualified stock options then outstanding resulting in the recording of compensation expense and additional paid-in capital in the amount of $949,000.

     See notes to financial statements.

CHATCOM, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995
-----------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - ChatCom, Inc., a California corporation, is engaged in the
     --------
     business of developing, integrating, manufacturing and marketing highly-efficient centralized server and storage management systems.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the years ended March 31, 1997, 1996 and 1995 the Company incurred net losses of $4,601,000, $1,968,000 and $1,928,000, respectively, and negative cash flows from operations of $3,573,000, and $925,000 and $904,000, respectively, which raise substantial doubt about its ability to continue as a going concern. Additionally, revenues during the fourth quarter of fiscal 1997 were lower than that of the fourth quarter of the previous year and of the first three quarters of fiscal 1997. As of March 31, 1997, the Company had working capital of $3,195,000, as compared to working capital of $3,501,000 as of March 31, 1996. Notwithstanding the Companys working capital position as of March 31, 1997, the Company must provide additional liquidity to support its current level of operations or any significant future increase in revenues and is actively seeking additional financing to meet its immediate needs as well as its anticipated requirements for the balance of the current fiscal year. The Company, which currently does not have any bank debt, has received a conditional commitment for a credit line and is in the process of finalizing the implementation of the credit line and is negotiating an equity investment from one of several strategic partners. The Company has not received a firm commitment for any of the foregoing debt or equity financing, and there can be no assurance that it will be able to obtain these commitments for a sufficient amount of financing. If the Company does not raise sufficient financing to meet its short term needs, it intends to implement a contingency plan, pursuant to which it will reduce its future product development efforts, significantly reduce its current advertising and marketing activities, and make significant reductions in its sales, engineering, customer service and manufacturing work force. Although the Company believes that it should be able to maintain operations at a reduced level under the contingency plan for the foreseeable future, it may be required to raise capital to continue operations at this reduced level and it would be necessary to raise additional capital to restore operations to their prior level. There can be no assurance that the Company would be able to obtain this financing. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

     Cash and Cash Equivalents - The Company considers cash on hand, demand
     -------------------------
     deposits and short-term investments with original maturities of 90 days or less to be cash equivalents. At March 31, 1997 and 1996, the balance of cash and cash equivalents consisted of cash on hand, demand deposits, and a certificate of deposit.

     Financial Instruments - The carrying value of cash and cash equivalents,
     ---------------------
     restricted cash, accounts receivable, accounts payable and short-term borrowings approximate fair value due to the short maturities of such instruments.

     The Companys financial instruments that are exposed to concentration of credit risk consist primarily of its cash and cash equivalents, restricted cash and accounts receivables. The Company restricts its investment of cash and cash equivalents and restricted cash to financial institutions with high credit standing. Credit risk on accounts receivables is minimized to a certain extent as a result of the large number and geographic dispersion of the Companys nationwide customer base. The Company performs ongoing credit evaluations of its customers financial condition and maintains an allowance for potential credit losses.

     Inventories - Inventories are stated at the lower of cost (first-in, first-
     -----------
     out) or market. The Company reviews its inventories and assesses the reserve for obsolete and excess inventories required to state inventories at the lower of cost or market approximately quarterly. The charges to cost of sales for the valuation of obsolete and excess inventories were $794,000, $162,000 and $324,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

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

     Research and Development - All research and development costs are expensed
     ------------------------
     as incurred.

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

     At the time an extended warranty agreement is sold, the proceeds are recorded as deferred revenue and amortized to income on a straight-line basis over the extended warranty period. Sales of extended warranty agreements began in February 1994. Extended warranty agreements in the amounts of $139,000, $94,000 and $44,000 were sold during the years ended March 31, 1997, 1996 and 1995, respectively. Deferred revenue related to extended warranty agreements of $147,000 and $91,000 was included in accrued expenses at March 31, 1997 and 1996, respectively.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of -
     -----------------------------------------------------------------------
     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicates that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used in the future is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Companys financial position or results of operations.

     Major Customers - The Company had sales to individual customers in the
     ---------------
     amounts of $1,177,000, $853,000 and $3,055,000 during the years ended March 31, 1997, 1996 and 1995, respectively.

     Income Taxes - Deferred income tax assets and liabilities are computed
     ------------
     annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax law and rates applicable in periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year and the change in deferred income tax assets and liabilities during the year.

     Earnings per Share - Earnings per share are computed based on the weighted
     ------------------
     average number of common shares and dilutive common share equivalents (consisting of convertible preferred stock, stock warrants and stock options) outstanding during the periods. The computation of fully diluted loss per share was antidilutive; therefore the amounts reported for primary and fully diluted earnings per share were the same.

     Reclassification - Certain amounts in the accompanying 1996 and 1995
     ----------------
     financial statements have been reclassified to conform with the 1997 presentation.

     Stock Options - The Company adopted SFAS No. 123, "Accounting for Stock-
     -------------
     Based Compensation," on April 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company continues to apply APB Opinion No. 25 to its stock-based compensation awards to employees and has disclosed the required pro forma effect on net loss and loss per share. (See note 9).

2.   INVENTORIES

     Inventories consist of the following:

                                                     March 31,
                                             -------------------------
                                                1997           1996
                                                ----           ----
      Raw materials                          $1,508,000     $1,548,000
      Work-in process                         1,056,000      1,004,000
      Finished goods                          1,121,000      1,320,000
                                             ----------     ----------

      Inventory at cost                       3,685,000      3,872,000
      Less:  Reserve for obsolescence           964,000        391,000
                                             ----------     ----------

                                             $2,721,000     $3,481,000
                                             ==========     ==========

3.   EQUIPMENT AND FIXTURES

     Equipment and fixtures consist of the following:

                                                     March 31,
                                             -------------------------
                                                1997           1996
                                                ----           ----
        Equipment                            $1,006,000     $  755,000
        Software                                137,000         84,000
        Furniture and fixtures                  181,000        154,000
        Leasehold improvements                   74,000         40,000
                                             ----------     ----------
                                              1,398,000      1,033,000
        Less accumulated depreciation
         and amortization                       747,000        494,000
                                             ----------     ----------

                                             $  651,000     $  539,000
                                             ==========     ==========

4.      ACCRUED EXPENSES

        Accrued expenses consisted of the following:

                                                        March 31,
                                                -----------------------
                                                  1997           1996
                                                  ----           ----
        Accrued payroll and related expenses    $252,000       $219,000
        Accrued bonuses and commissions           29,000         32,000
        Accrued dividends on preferred stock      75,000
        Reserve for severance                     54,000        317,000
        Reserve for stock registration                           36,000
        Accrued royalties                         35,000         35,000
        Deferred rent                             26,000         39,000
        Deferred revenue                         147,000         91,000
        Accrued warranty expense                  15,000         15,000
        Other liabilities                         54,000        122,000
                                                --------       --------

                                                $687,000       $906,000
                                                ========       ========

5.   SHORT TERM BORROWINGS

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

6.   LEASE OBLIGATIONS

     The Company leases its primary operating facility in Chatsworth, California under an operating lease expiring on November 30, 1998. The Company leases sales offices in Seattle, New York City, San Francisco and West Orange, New Jersey under operating lease agreements that expire at various times during fiscal year 1998 and a vehicle and certain equipment under operating lease agreements that expire at various times during the fiscal year ending March 31, 2000. Rent expense under such lease agreements in fiscal years 1997, 1996 and 1995 was $172,000, $153,000 and $136,000, respectively.

          The Company has financed the purchase of office equipment through capital lease agreements. The obligations are collateralized by the leased equipment, which had a net book value of $41,000 and $42,000 at March 31, 1997 and 1996, respectively.

          Future minimum lease payments are as follows:

          Year Ending        Operating      Capital
           March 31,          Leases        Leases
         -------------       ----------     --------
              1998            $183,000       $25,000
              1999              99,000        12,000
              2000               2,000         1,000
                              --------       -------

                              $284,000        38,000
                              ========

      Less interest                            3,000
      Less current portion                    23,000
                                             -------

                                             $12,000
                                             =======

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

8.   PREFERRED STOCK

     In March 1996, the Company sold 75 shares of Series B Preferred Stock, $20,000 stated value per share (the "Series B Preferred Stock"), for gross proceeds of $1,500,000. Offering costs of $206,000, consisting of finders fees, legal fees, accounting fees, listing fees and registration costs, were incurred by the Company. Dividends were payable in cash or common stock, at the option of the Company, at a rate of 6% per annum. The shares were convertible into Common Stock with a conversion price equal to the lesser of the average closing bid price for the five trading days prior to the date of sale or 75% of the average closing bid price for the five trading days prior to the date of conversion or redemption. As a result of this beneficial conversion feature, $375,000 was charged to additional paid-in capital and reflected as a preferred stock dividend during fiscal 1997. During fiscal 1997, the holders of the Series B Preferred Stock converted all of the outstanding shares into 1,024,768 shares of Common Stock. The Company paid dividends of $10,000 and 15,535 shares of Common Stock related to the Series B Preferred Stock.

     In May 1996, the Company sold 75 shares of Series C Preferred Stock, $20,000 stated value per share (the "Series C Preferred Stock"), for gross proceeds of $1,500,000. Offering costs of $175,000, consisting of finders fees, legal fees, accounting fees, listing fees and registration costs, were incurred by the Company. Dividends were payable in cash or Common Stock, at the option of the Company, at a rate of 6% per annum. The shares were convertible into Common Stock with a conversion price equal to the lesser of the average closing bid price for the five trading days prior to the date of sale or 75% of the average closing bid price for the five trading days prior to the date of conversion or redemption. As a result of this beneficial conversion feature, $375,000 was charged to additional paid-in capital and reflected as a preferred stock dividend during fiscal 1997. During fiscal 1997, the holders of the Series C Preferred Stock converted all of the outstanding shares into 907,098 shares of Common Stock. The Company paid dividends of 22,506 shares of Common Stock related to the Series C Preferred Stock.

     In December 1996, the Company sold 2,496 shares of Series D Voting Convertible Preferred Stock, $1,000 stated value per share (the "Series D Preferred Stock") and warrants to purchase 400,000 shares of common stock (the "Warrants"), for gross proceeds of $2,500,000. Offering costs of $178,000, consisting of cash finders fees, warrants issued as finders fees, legal fees, accounting fees, listing fees and registration costs, were incurred by the Company. Dividends are payable in cash or Common Stock, at the option of the Company, at a rate of 10% per annum. The Company can require the holders of the Series D Preferred Stock to convert these shares into shares of Common Stock at any time prior to December 14, 1997. The Series D Preferred Stock is also convertible at the election of the holders into shares of Common Stock during the one-year period commencing on December 14,

     1997. The actual number of shares of Common Stock into which of the Series D Preferred Stock and any dividends that are payable in shares of Common Stock are convertible is variable, with the conversion value of the shares being equal to the market price of the Common Stock (determined based on the closing sale price of the Common Stock for the ten trading days preceding the date of conversion). The conversion value of the Common Stock will have a cap of $4.50 per share and, commencing on December 14, 1997, will have a floor of $1.50 per share. The Company has agreed to register the shares issuable upon conversion of Series D Preferred Stock or upon exercise of the Warrants. The purchasers of the Series D Preferred Stock have voting rights for each share of the Series D preferred Stock outstanding equivalent to that of 380 shares of Common Stock. Holders of the Series D Preferred Stock also have the right to elect a majority of the Company's directors in the event of default by the Company in the payment of dividends on the Series D Preferred Stock or upon certain other defined events of default.

9.   STOCK OPTIONS AND WARRANTS

     Stock Options
     -------------

     The Company applies APB Opinion 25 in accounting for its Stock Options Plans (the "Plans"). Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Companys net loss would have increased to the pro forma amounts indicated below.


                                                   Year Ended March 31,
                                            -------------------------------
                                              1997            1996
                                              ----            ----
Net loss      As reported                    $(4,601,000)   $(1,968,000)
              per share                      $     (0.61)   $     (0.26)

              Pro Forma                      $(6,209,000)   $(2,546,000)
              per share                      $     (0.69)   $     (0.34)

     Pro forma net loss reflects only options granted subsequent to March 31, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the vesting period of up to 4 years and compensation cost for options granted prior to April 1, 1995 is not considered.

     The Company had an incentive stock option plan that expired in April 1995 (the "1985 Plan"), under which options to purchase 400,000 shares of Common Stock could be granted to officers and employees. Options granted were at 100% of the estimated fair market value on the dates of grant. On November 22, 1994, the shareholders of the Company approved and adopted the Companys 1994 Stock Option Plan (the "1994 Plan") to replace the expiring 1985 Plan. Under the 1994 Plan, options to purchase up to 2,000,000 shares of the Common Stock may be granted to officers, employees, directors and consultants of the Company. On February 8, 1996, and on November 21, 1996 the shareholders of the Company approved and adopted amendments to the 1994 Plan, which revised the provision for the granting of formula options to non-employee directors of the Company. The following summarizes the transactions relating to stock options granted pursuant to the terms of the stock option plans:

                                                 Weighted
                                  Shares         Average
                                  Under           Price         Price
                                  Option         Per Share      Range
                                  ------         ---------      -----
      Balance at April 1, 1994       153,000      $2.47          $0.45-$5.00

         Granted                     186,100      $2.16          $1.67-$2.22
                                   ---------
      Balance at March 31, 1995      339,100      $2.30          $0.45-$5.00

         Granted                     798,750      $2.19          $1.75-$3.63
         Exercised                     2,000      $0.45          $      0.45
         Canceled and expired        132,250      $2.27          $0.45-$3.63
                                   ---------
      Balance at March 31, 1996    1,003,600      $2.22          $1.67-$5.00

         Granted                     392,500      $2.33          $2.19-$2.63
         Canceled and expired        151,750      $2.20          $2.13-$2.63
                                   ---------
      Balance at March 31, 1997    1,244,350      $2.26          $1.67-$5.00
                                   =========


     The fair value of the options granted during the year ended March 31, 1997 was estimated using the Black-Scholes option pricing model based on groups of options with identical terms (including actual contractual lives ranging from 3 to 10 years) assuming a volatility rate of 93% and zero dividend yield, and a discount rate of 6 to 6.5%.

     At March 31, 1997 and 1996, 767,600 and 419,600 stock options, respectively, were exercisable under the 1994 Plan, and 35,500 and 40,000 employee incentive stock options were exercisable under the 1985 Plan at March 31, 1997 and 1996, respectively. Pursuant to the terms of the 1994 Stock Option Plan, the options granted to employees have an exercise price equal to the market value of the Common Stock on the date of grant. Accordingly, no compensation expense was recorded with respect to the granting of employee options. The 541,250 options that were not exercisable at March 31, 1997 consist of 31,250 options granted to directors, 360,000 options granted to an officer and 150,000 options granted to two key employees. All of the options granted to directors become exercisable during the fiscal year ending March 31, 1998. The options granted to an officer become exercisable over six years, the timing of which is dependent upon the Company achieving certain performance criteria. 120,000 of such options vested as of March 31, 1997. During each of the years ending March 31, 1998, 1999 and 2000, 50,000 of the options granted to employees become exercisable.

     In November 1994, the Company granted options to purchase 200,000 shares of common stock for $1.50 per share to a group of consultants as consideration for investor relations consulting services for the period from November 15, 1994 through November 14, 1995. The options expire November 15, 1997. Although the closing market price for Common Stock on the date of grant exceeded the exercise price of the options, as the optionees were not employees or directors of the Company, the Company recorded a prepaid consulting fee and additional paid-in capital in the amount of $119,000 based on an estimate of fair market value of the options. The prepaid expense was amortized to consulting expense on a straight line basis over the term of the agreement.

     In August 1994, the Company extended the exercise terms of 744,000 non-qualified options (which consisted of 44,000 options granted to directors in fiscal 1992 for service on the Board of Directors, 400,000 options granted to officers of the Company in fiscal 1992 pursuant to the terms of their employment agreements, and 300,000 options that were granted to directors in fiscal 1991 in connection with loan guarantees) to expire at a date ten years from the original grant date. All of the options were originally granted to directors and officers, some of whom are major shareholders, of the Company prior to the end of fiscal 1992. As the market price of the Common Stock on the date that the option terms were extended exceeded the exercise price of the options, the Company recorded compensation expense of $949,000 relating to the extension of the exercise terms.

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

     In fiscal 1991, the Company granted major stockholders and directors stock options to purchase 350,000 shares of Common Stock at exercise prices of $0.60 per share. These options were originally to expire on February 1, 1996. As described above, in August 1994, the Company extended the exercise terms of the 300,000 of these options then outstanding to expire on January 1, 2002. The Company recorded $382,500 in compensation expense related to the extension of the exercise terms of these options. The stock options were granted in connection with loan guarantees on the Company's borrowings provided by the stockholders and directors. As of March 31, 1997, 50,000 of these options had been exercised and the remaining 300,000 options were exercisable.

     Stock Purchase Warrants
     -----------------------

     In connection with the private placement of Series D Preferred Stock, the Company issued warrants to purchase 400,000 shares of Common Stock at a price of $3.125 per share and the Company issued warrants to purchase 100,000 shares of Common Stock at a price of $3.125 per share pursuant to a finders fee agreement. All of the foregoing warrants expire on December 21, 2001.

     In connection with the private placement of Series C Preferred Stock, the Company issued warrants to purchase 30,000 shares of Common Stock at a price of $3.00 per share pursuant to a finders fee agreement The warrants expire on May 31, 2000.

     From December 1994 through March 1995, the Company sold units consisting of Common Stock and warrants through a private placement. In conjunction with this offering, warrants to purchase 1,877,500 shares at an exercise price of $3.00 per share were issued. The warrants expire on December 31, 1997 and may be called by the

     Company if certain conditions are met in the future. The warrants become callable by the Company after the Common Stock underlying the warrants is registered and the Common Stock has had a closing bid price of at least $3.60 for the most recent ten consecutive trading days. In May 1996, a private placement of preferred stock by the Company caused the exercise price and the number of shares subject to such warrants to be adjusted pursuant to the antidilution provisions contained in the warrant agreements. The adjustments increased the number of shares subject to the warrants to 2,011,604 and decreased the exercise price to $2.80 per share. Subsequent to the adjustment pursuant to the antidilution provisions, 290,356 warrants were exercised.

     In December 1994, the Company issued warrants to purchase 27,500 shares of Common Stock at an exercise price of $3.00 per share in connection with the negotiation of the extension of maturity dates for the convertible subordinated debt that was outstanding for a portion of fiscal 1995. The warrants expire on December 31, 1997. The warrants become callable by the Company after the Common Stock underlying the warrants is registered and the Common Stock has had a closing bid price of at least $3.60 for the most recent ten consecutive trading days. In May 1996, a private placement of preferred stock by the Company caused the exercise price and the number of shares subject to such warrants to be adjusted pursuant to the antidilution provisions contained in the warrant agreements. The adjustments increased the number of shares subject to the warrants to 29,465 and decreased the exercise price to $2.80 per share.

     In December 1994, the Company sold units consisting of Common Stock and warrants through a private placement. In conjunction with this offering, warrants to purchase 200,000 shares at an exercise price of $2.00 per share were issued. The warrants expire on January 1, 1998. The warrants become callable by the Company after June 30, 1995 if the Common Stock has had a closing bid price of at least $4.00 for the most recent five consecutive trading days. In May 1996, a private placement of preferred stock by the Company caused the exercise price and the number of shares subject to such warrants to be adjusted pursuant to the antidilution provisions contained in the warrant agreements. The adjustments increased the number of shares subject to the warrants to 213,904 and decreased the exercise price to $1.87 per share.

     In fiscal 1992, the Company issued warrants to purchase 625,000 shares of common stock at $0.80 per share in connection with the private placement of 1,250,000 shares of Common Stock. The warrants expire on March 5, 1999. In May 1996, a private placement of preferred stock by the Company caused the exercise price and the number of shares subject to such warrants to be adjusted pursuant to the antidilution provisions contained in the warrant agreements. The adjustments increased the number of shares subject to the warrants to 666,667 and decreased the exercise price to $0.75 per share.

10.  SEVERANCE EXPENSE

     During the fourth quarter of fiscal 1996, the Company recorded severance expense in the amount of $322,000 relating to a change in the executive officers of the Company. The amount charged as severance expense relates to the required payments remaining on the contracts of the former executive officers of the Company.

11.  INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                    1997      1996      1995
                                    ----      ----      ----
      Current:
        Federal                    $0        $    0    $      0
        State                       0         4,000       1,000
                                   --        ------    --------

        Total current               0         4,000       1,000
                                   --        ------    --------


      Deferred:
        Federal                     0             0     287,000
        State                       0             0      68,000
                                   --        ------    --------


        Total deferred              0             0     355,000
                                   --        ------    --------

      Total income tax expense     $0        $4,000    $356,000
                                   ==        ======    ========

     The reasons for the differences between income tax expense and the amount computed by applying the federal statutory income tax rate to income before income taxes are as follows:

                                                 1997      1996      1995
                                                 -----     -----     -----
      Tax expense at federal
       statutory rate                              35%       35%       35%
      State franchise tax, net of
       federal income tax benefit                   7         7         7
      Extension of stock options                                      (24)
      Addition of deferred income tax asset
       valuation reserves                         (42)      (42)      (39)
      Other                                                            (2)
                                                  ---       ---       ---

        Actual tax expense                          0%        0%      (23)%
                                                  ===       ===       ===

     The components of deferred income tax assets (liabilities) at March 31 are as follows:

                                                        1997           1996
                                                        ----           ----
     Deductible:
       Net operating loss carryforward                 $ 2,498,000    $   974,000
       Reserve for severance                                     0        109,000
       Alternative minimum tax credits                      21,000         21,000
       Uniform capitalization rules                         33,000         33,000
       Reserve for bad debts                                37,000         49,000
       Inventory reserves                                  328,000        133,000
       Vacation accrual                                     29,000         38,000
       Warranty reserves                                     5,000          5,000
       State taxes (net of federal taxes)                  479,000        237,000
                                                       -----------    -----------

                                                       $ 3,430,000    $ 1,599,000
                                                       ===========    ===========

                                                        1997           1996
                                                        ----           ----
       Taxable:
         Depreciation                                  $    (9,000)   $   (28,000)
         State taxes (net of federal taxes)                 (2,000)        (7,000)
                                                       -----------    -----------

                                                       $   (11,000)   $   (35,000)
                                                       ===========    ===========

The net deferred tax asset at March 31 are as follows:

                                                        1997           1996
                                                        ----           ----
       Deferred tax assets                             $ 3,430,000    $ 1,599,000
       Deferred tax liabilities                            (11,000)       (35,000)
                                                       -----------    -----------

                                                         3,419,000      1,564,000
       Valuation allowance                              (3,419,000)    (1,564,000)
                                                       -----------    -----------
                                                       $         0    $         0
                                                       ===========    ===========

     The deferred tax asset valuation allowance increased $1,855,000, $761,000 and $609,000 in the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

     At March 31, 1997, the Company had net operating loss carryforwards of approximately $7,348,000 and $3,879,000 for federal income tax and state franchise tax purposes, respectively. The federal net operating loss carryforwards expire in the fiscal years ending March 31, 2004 through 2012, and state net operating loss carryforwards expire in the fiscal years ending March 31, 1997 through 2002.

12.  RELATED PARTY TRANSACTIONS

     A former director of the Company is also a principal in a law firm that provides legal consultation to the Company, and was a principal in another law firm, which has been dissolved, that provided services to the Company. At March 31, 1997 and 1996, the Company owed the current law firm $3,000 and $10,000, respectively, and $74,000 and $10,000 of legal fees relating to this firm were included in general and administrative expense for the years ended March 31, 1997 and 1996, respectively. In fiscal 1996 and 1995 legal fees relating to the dissolved law firm in the amounts of $237,000 and $199,000, respectively, were included in general and administrative expense. Additionally, in fiscal 1995, legal expenses for the dissolved law firm related to the private placement of securities in the amount of $40,000 were offset against the proceeds of the placement.

     In fiscal 1996, the Company paid Maximum Partners, Ltd. a finders fee in the amount of $150,000 related to the placement of the Series B Preferred Stock. The son of the Companys then-Vice Chairman is a principal of Maximum Partners, Ltd. In fiscal 1997, Maximum Partners, Ltd. also received $150,000 and warrants to purchase 30,000 shares of Common Stock at an exercise price of $3.00 per share as a finders fee for the placement of the Series C Preferred Stock.

13.  RESTATEMENT OF QUARTERLY NET LOSS PER SHARE

                                                    Quarter Ended
                                                    -------------
                                        June 30,    September 30,    December 31
                                          1996           1996           1996
                                          ----           ----           ----

          Net loss per share as
           previously reported           $(0.08)       $(0.13)         $(0.06)

          As restated                    $(0.18)       $(0.14)         $(0.06)


     Net loss per share for the fiscal quarters ended June 30, September 30, and December 31, 1996, has been restated to reflect the amortization as preferred stock dividends of the beneficial conversion features of the Series B Preferred Stock and the Series C Preferred Stock as discussed in note 8.

14.  SUBSEQUENT EVENTS

     During May 1997, the Company was advanced $350,000 by an investor upon the Companys agreement to issue shares of a to be authorized Series E Preferred Stock (the "Series E Preferred Stock") or a 10% convertible subordinated note. Although the terms of the Series E Preferred Stock have not been finalized, the Company anticipates that the Series E Preferred Stock, if issued, is likely to have terms similar to the Series D Preferred Stock, but with different conversion and repurchase options and different conversion and exercise prices.

                                 EXHIBIT INDEX
                                                                     Page No.

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

     3.6 Restated and Amended Bylaws, as of February 1, 1997, is incorporated by reference to Exhibit 3(f) to the Company's Form 10-QSB for the quarter ended December 31, 1996, as filed with the Commission on February 11, 1997.

     3.7 Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 6, 1993, is incorporated by reference to the Companys
           1994 Form 10-KSB.

     3.8 Certificate of Amendment of Articles of Incorporation filed Determination filed with the California Secretary of State on February 14, 1996, is incorporated by reference to Exhibit 3.9 to the Companys 1996 Form 10-KSB, as filed with the Commission on July 1, 1996.

     3.9 Certificate of Determination and Decrease for Series B Preferred Stock filed with the California Secretary of State on March 19, 1996, is incorporated by reference to
           Exhibit 4(b) to the Companys Registration Statement on Form S-3 (Registration No. 333-3792), as amended by Amendment No. 1 dated June 3, 1996 (the "Registration Statement").

     3.10  Certificate of Determination for Series C Preferred
           Stock filed with the California Secretary of State on April 15, 1996, is incorporated by reference to Exhibit 4(d) to the Registration Statement.

     3.11  Certificate of Determination for Series D Preferred
           Stock filed with the California Secretary of State on December 6, 1996

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

     10.6   Option Agreement between the Company and A. Charles
            Lubash, dated May 8, 1992, is incorporated by reference to Exhibit 10(v) to the Companys 1993
            Form 10-KSB.

     10.7   Option Agreement between the Company and George L.
            Lazik, dated May 8, 1992, is incorporated by reference to Exhibit 10(w) to the Companys 1993 Form 10-KSB.

     10.8 Lease between HWL Properties, a California partnership, and the Company, dated May 5, 1993, as amended June 1, 1993, is incorporated by reference to Exhibit 10(x) to the Companys 1993 Form 10-KSB.

     10.9   $3,500,000 Business Financing Agreement with
            Deutsche Financial Services Corporation (formerly
            ITT Commercial Finance Corporation), dated May 16, 1995, is incorporated by reference to Exhibit 10(y) to the Companys 1995 Form 10-KSB, as filed with the Commission on June 26, 1995.

     10.10 1994 Stock Option Plan, dated August 31, 1994, as amended, is incorporated by reference to Exhibit 10.3 to the Companys Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996, as filed with the Commission on February 11, 1997.

     10.11 Employment Agreement between A. Charles Lubash and the Company, dated April 1, 1995, is incorporated by reference to Exhibit 10(dd) to the Companys 1995 Form 10-KSB, as filed with the Commission on June 26, 1995.

     10.12 Consulting Agreement between George L. Lazik and the Company, dated March 11, 1996, is incorporated by reference to Exhibit 10.12 to the Companys 1996 Form 10-KSB, as filed with the Commission on July 1, 1996.

     10.13 Amended and Restated Employment Agreement between Russell Jackson and the Company, effective April 1, 1993, is incorporated by reference to Exhibit 10(ff) to the Companys 1995 Form 10-KSB, filed with the Commission on June 26, 1995.

     10.14 Form of Stock Purchase Agreement for Series B Preferred Stock and Series C Preferred Stock, entered into by the Company and Julie Nordlicht, A. Ziskind, Tail Wind Fund, Ltd., Cassolette, David Freund and Legong Investments N.V. is incorporated by reference to Exhibit 10.14 to the Companys 1996 Form 10-KSB, as filed with the Commission on July 1, 1996.

     10.15  Employment Agreement between the Company and James B.
            Mariner dated as of April 1, 1997.

     10.16 Form of Warrant Agreement, dated December 13, 1996, entered into by ChatCom, Inc. and Maximum Partners, Ltd. is incorporated by reference to Exhibit 10.2 to the Companys Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1996, as filed with the Commission on August 14, 1996.

     10.17 Purchase Agreement, dated as of December 9, 1996, regarding the sale of Series D Preferred Stock and Warrants to purchase Common Stock, is incorporated by reference to Exhibit 10.1 to the Companys Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996, as filed with the Commission on February 11, 1997.

     10.18 Form of Warrant Agreement, dated December 13, 1996, entered into by ChatCom, Inc. and Strategic Growth International, Inc. relating to warrants to purchase 100,000 shares of Common Stock of ChatCom, Inc., is incorporated by reference to Exhibit 10.2 to the Companys Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996, as filed with the Commission on February 11, 1997.

     10.19  Indemnification Agreement between the Company and
            Gerald R. Sayer, dated as of August 14, 1995.

     10.20  Indemnification Agreement between the Company and
            James D. Edwards, dated as of October 9, 1995.

     10.21  Indemnification Agreement between the Company and
            Sanford C. Sigoloff, dated as of February 8, 1996.

     10.22  Indemnification Agreement between the Company and
            Philip B. Smith, dated as of February 8, 1996.

     10.23  Indemnification Agreement between the Company and
            John R. Grady, dated as of January 3, 1994.

     10.24  Indemnification Agreement between the Company and
            James B. Mariner, dated as of March 5, 1996.

     10.25  Indemnification Agreement between the Company and
            Richard L. Picheny, dated as of March 10, 1997.

     10.26  Indemnification Agreement between the Company and
            Andrew M. Brown, dated as of May 14, 1997.

     10.27  Indemnification Agreement between the Company and
            Russell Jackson dated as of February 8, 1996.

     10.28 OEM Agreement between the Company and Vinca Corporation, dated June 17, 1997.

     23     Consent of Deloitte & Touche, L.L.P., dated July
            14, 1997, to the incorporation by reference in the Registration Statements (Forms S-3, Nos. 333-3792 and 33-99668) and the related prospectuses, with respect to the Financial Statements of ChatCom, Inc. included in the Annual Report (Form 10-KSB) for the years ended March 31, 1997, 1996 and 1995.

     27     Financial Data Schedule.