Form 10KSB/A
period 1997-03-31
CHATCOM INC
filed 1997-07-16
CIK 771642

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

                                                                     Page 1 of 7
                                                         Exhibit Index on Page 4

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


                                              CHATCOM, INC.
                                              a California corporation


Dated July 16, 1997                           By:  /s/ James B. Mariner
                                                   ----------------------------
                                                   James B. Mariner, President,
                                                   Chief Executive Officer and
                                                   Chief Financial Officer



Dated July 16, 1997                           By:  /s/ Cheryl A. Smithey
                                                   ----------------------------
                                                   Cheryl A. Smithey
                                                   Controller and Principal
                                                   Accounting Officer

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