Form 10KSB/A
period 1997-03-31
CHATCOM INC
filed 1997-07-17
CIK 771642

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                               ---------------

                                AMENDMENT NO. 2
                                      TO
                                  FORM 10-KSB


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

Description of Products
-----------------------

     ChatterBox.  With five different models in the family, the ChatterBox
     -----------
series has been designed to meet the needs of the consolidated server market, and thereby satisfies the needs of the high-density applications server, Internet server and network simulation markets as well. Each ChatterBox model is built around a selection of common server modules, which makes the whole product line both functionally compatible and fully scaleable. The ChatterBox family exhibits the following significant advantages

  . High to ultra-high platform density in compact industry-standard enclosures. Current ultra-high density systems can support fully configured Pentium(R) systems in one 19" rack enclosure. For high-end server requirements, up to 28 dual SMP Pentium Pro(R) platforms can be accommodated in one enclosure.
  . State of the art power distribution using load balancing power supply modules in a highly fault tolerant and efficient N+1 configuration
  . High availability/low MTTR design with all system components being fully hot-swappable and with no single point of system failure, achieved through the deployment of a "multiple instance" architecture.
  . Super scaleable fault tolerant clusters using advanced load-balancing software to provide "processor bandwidth on demand" systems with near linear efficiency.
  . Systems management through ChatCom's Intelli-Management(TM) integrated management system, which provides full monitoring and control capabilities either locally or to a remote location using standards-based remote management (SNMP).
  . Ultra-high performance and data integrity is delivered through the Company's ChatRAID(TM) Intelligent Disk Subsystem.

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

     Liquidity
     ---------

     The Company's continuing losses and negative cash flow from operations have created a liquidity problem for the Company. As of March 31, 1997, the Company had working capital of $3,195,000, as compared to working capital of $3,501,000 as of March 31, 1996. Notwithstanding the Company's working capital position as of March 31, 1997, the Company must provide additional liquidity to support its current level of operations or any significant future increase in revenues and is actively seeking additional financing to meet its immediate needs as well as its anticipated requirements for the balance of the current fiscal year. The Company, which currently does not have any bank debt, has received a conditional commitment for a credit line and is in the process of finalizing the implementation of the credit line and is negotiating an equity investment from one of several strategic partners. The Company has not received a firm commitment for any of the foregoing debt or equity financing, and there can be no assurance that it will be able to obtain these commitments for a sufficient amount of financing. If the Company does not raise sufficient financing to meet its short term needs, it intends to implement a plan, pursuant to which it will significantly reduce its current advertising and marketing activities, and make significant reductions in its sales, engineering, customer service and manufacturing work force. Although the Company believes that it should be able to maintain operations at a reduced level under the plan for the foreseeable future, it may be required to raise capital to continue operations at this reduced level and it would be necessary to raise additional capital to restore operations to their prior level. There can be no assurance that the Company would be able to obtain this financing.

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

     Liquidity
     ---------

     The Company's continuing losses and negative cash flow from operations have created a liquidity problem for the Company. As of March 31, 1997, the Company had working capital of $3,195,000, as compared to working capital of $3,501,000 as of March 31, 1996. Notwithstanding the Company's working capital position as of March 31, 1997, the Company must provide additional liquidity to support its current level of operations or any significant future increase in revenues and is actively seeking additional financing to meet its immediate needs as well as its anticipated requirements for the balance of the current fiscal year. The Company, which currently does not have any long-term or bank debt, has received a conditional commitment for a credit line and is in the process of finalizing the implementation of the credit line and is negotiating an equity investment from one of several strategic partners. The Company has not received a firm commitment for any of the foregoing debt or equity financing, and there can be no assurance that it will be able to obtain these commitments for a sufficient amount of financing. If the Company does not raise sufficient financing to meet its short term needs, it intends to implement a plan, pursuant to which it will significantly reduce its current advertising and marketing activities, and make significant reductions in its sales, engineering, customer service and manufacturing work force. Although the Company believes that it should be able to maintain operations at a reduced level under the plan for the foreseeable future, it may be required to raise capital to continue operations at this reduced level and it would be necessary to raise additional capital to restore operations to their prior level.

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the years ended March 31, 1997, 1996 and 1995 the Company incurred net losses of $4,601,000, $1,968,000 and $1,928,000, respectively, and negative cash flows from operations of $3,573,000, and $925,000 and $904,000, respectively, which raise substantial doubt about its ability to continue as a going concern. Additionally, revenues during the fourth quarter of fiscal 1997 were lower than that of the fourth quarter of the previous year and of the first three quarters of fiscal 1997. As of March 31, 1997, the Company had working capital of $3,195,000, as compared to working capital of $3,501,000 as of March 31, 1996. Notwithstanding the Companys working capital position as of March 31, 1997, the Company must provide additional liquidity to support its current level of operations or any significant future increase in revenues and is actively seeking additional financing to meet its immediate needs as well as its anticipated requirements for the balance of the current fiscal year. The Company, which currently does not have any bank debt, has received a conditional commitment for a credit line and is in the process of finalizing the implementation of the credit line and is negotiating an equity investment from one of several strategic partners. The Company has not received a firm commitment for any of the foregoing debt or equity financing, and there can be no assurance that it will be able to obtain these commitments for a sufficient amount of financing. If the Company does not raise sufficient financing to meet its short term needs, it intends to implement a plan, pursuant to which it will significantly reduce its current advertising and marketing activities, and make significant reductions in its sales, engineering, customer service and manufacturing work force. Although the Company believes that it should be able to maintain operations at a reduced level under the plan for the foreseeable future, it may be required to raise capital to continue operations at this reduced level and it would be necessary to raise additional capital to restore operations to their prior level. There can be no assurance that the Company would be able to obtain this financing. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

     Earnings per Share - Earnings per share are computed based on the weighted
     ------------------
     average number of common shares and dilutive common share equivalents (consisting of convertible preferred stock, stock warrants and stock options) outstanding during the periods. The computation of fully diluted loss per share was antidilutive; therefore the amounts reported for primary and fully diluted loss per share were the same.

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


     Net loss per share data for the fiscal quarters ended June 30, September 30, and December 31, 1996, has been restated to reflect the amortization as preferred stock dividends of the beneficial conversion features of the Series B Preferred Stock and the Series C Preferred Stock as discussed in note 8.

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


                                              CHATCOM, INC.
                                              a California corporation


Dated July 17, 1997                           By:  /s/ James B. Mariner
                                                   ----------------------------
                                                   James B. Mariner, President,
                                                   Chief Executive Officer and
                                                   Chief Financial Officer



Dated July 17, 1997                           By:  /s/ Cheryl A. Smithey
                                                   ----------------------------
                                                   Cheryl A. Smithey
                                                   Controller and Principal
                                                   Accounting Officer