Form 10KSB/A
period 1997-03-31
CHATCOM INC
filed 1997-07-29
CIK 771642

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                               ---------------

                                AMENDMENT NO. 3
                                      TO
                                  FORM 10-KSB


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

                                                                    Page 1 of 64
                                                        Exhibit Index on Page 61

     As of June 30, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to The Nasdaq Stock Market's closing price for the Registrant's Common Stock on June 30, 1997, was approximately $13,054,000.

     The number of shares outstanding of the Registrant's only class of common stock, as of June 30, 1997, was 9,896,824.

     Documents incorporated by reference:  None.

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

                                   Part III
                                   --------

Item  9:       Directors, Executive Officers, Promoters, and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act..................................  28

Item 10:       Executive Compensation...............................  29

Item 11:       Security Ownership of Certain
               Beneficial Owners and Management.....................  32

Item 12:       Certain Relationships and
               Related Transactions.................................  35

Item 13:       Exhibits and Reports on Form 8-K.....................  35

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

ITEM 7.   FINANCIAL STATEMENTS

     The Company's financial statements appear on pages 41 to 60 of this Annual Report on Form 10-KSB, following Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following sets forth biographical information of the nine directors and executive officers of the Company. Each director will serve until the next annual meeting of shareholders. The number of shares of the Company's common stock, no par value (the "Common Stock"), beneficially owned by the directors and the executive officers is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management."

Richard F. Gordon, Jr., 67 - Chairman of the Board - Director of the Company since 1982, President of the Company from April 1982 to August 1991; President and founder of Dick Gordon Enterprises, Inc. (a marketing and promotional firm) since May 1995; President of Space Age America, Inc. (an aerospace consulting firm) from August 1991 to September 1995. Mr. Gordon is a director of Action Products International, Inc., a public company.

A. Charles Lubash, 65 - Director - Director of the Company since 1982; President and Chief Executive Officer of the Company from August 1991 to July 1995; Vice Chairman of the Board from July 1995 to June 1996 and Consultant to the Company from June 1996 to the present and from 1988 to 1991.

George L. Lazik, Ph.D., 56 - Director - Director of the Company since 1988.
     Consultant to the Company since March 1996; Executive Vice President of the Company and President of the J&L Information Systems, a former operating division of the Company, from 1988 to March 1996; Chief Operating Officer of the Company from April 1991 to November 1994.

Gerald R. Sayer, Ph.D., 58 - Director - Director of the Company since July 1995.
     Interim President and Chief Executive Officer of the Company from July 1995 to March 1996; President of GL International (a consulting firm) since 1994; President and Chief Executive Officer of Development Sciences Corporation (an aerospace company) from 1987 to 1993; Chairman of the Board of Lear Astronics Corporation (an aerospace company) from 1988 to 1993.

James D. Edwards, 56 - Director - Director of the Company since November 1995.
     President, Chief Executive Officer and Director, Tricord Systems, Inc. (a computer hardware manufacturer) from May 1989 to May 1995. Mr. Edwards is a director of Capital Associates, Inc. (an equipment leasing company), and Netstar, Inc. (a network hardware manufacturer), which are public companies.

Sanford C. Sigoloff, 66 - Director - Director of the Company since February
     1996. Chairman of the Board, President and Chief Executive Officer of Sigoloff & Associates, Inc. (a management consulting company) since 1989; Chief Executive Officer of L.J. Hooker Corporation (a retail conglomerate company) from August 1989 to June 1992; Chairman of the Board, President and Chief Executive Officer of Wickes Companies, Inc. (a retail conglomerate) from March 1982 until 1988. Mr. Sigoloff is a director of SunAmerica Inc., Kaufman and Broad Home Corporation, Digital Video Systems, Inc. and Movie Gallery, Inc., all of which are public companies. Mr. Sigoloff is an adjunct full professor at The John E. Anderson Graduate School of Management at the University of California, Los Angeles.

Philip B. Smith, 61 - Director - Director of the Company since February 1996.
     Vice Chairman of the Board of Spencer Trask Securities Incorporated since 1991; formerly a Managing Director of Prudential Securities in its merchant bank division; founding General Partner of Lawrence Venture Associates, a venture capital limited partnership headquartered in New York City; Executive Vice President and Group Executive of the worldwide corporations group at Irving Trust Company, from 1981 to 1984. Prior to joining Irving Trust Company, Mr. Smith was at Citibank for 15 years, where he founded Citicorp Venture Capital as President and Chief Executive Officer. Since 1988, Mr. Smith also has been the managing general partner of Private Equity Partnership, L.P. Mr. Smith is a director of Movie Gallery, Inc.,

     DenAmerica Corp., Digital Video Systems, Inc. and StarPress, Inc., all of which are public companies.

Andrew Brown, 27 - Director - Director of the Company since May 1997. Private investment advisor and financial consultant from June 1997 to the present. Cofounder and Managing Director of and Portfolio Manager for High View Capital Corporation and General Partner of the High View Fund, L.P. from July 1995 to June 1997. Portfolio Manager with BPB Associates from March 1994 to July 1995. Analyst with Morgan Stanley from June 1992 to March 1994.

James B. Mariner, 57 - Director, President and Chief Executive Officer -Director of the Company since November 1997, President and Chief Executive Officer of the Company since March 1996, Chief Financial Officer from July 15, 1997; President and sole shareholder of Turnaround Management Consulting, Inc. (a management consulting firm) since 1990. Chairman and Chief Executive Officer of EFX Incorporated (an audio post-production firm) from September 1991 to March 1994 and President and Chief Executive Officer of Prime Access, Inc. (a video editing firm) from June 1992 to June 1993.

Russell Jackson, 46 - Senior Vice President - Senior Vice President of the
     Company since February, 1996; Senior Vice President of J&L Information Systems, a former operating division of the Company, from August 1988 to February 1996.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's Directors and executive officers, and persons who own more than 10% of the Common Stock, file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the fiscal year ended March 31, 1997, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial holders were complied with, except that Mr. Gordon was late in reporting the November 15, 1996 sale of 5,000 shares of Common Stock and late in reporting the September 30, 1996 sale of 3,000 shares of Common Stock; Mr. Spievak was late in reporting the March 25, 1997 sale of 5,000 shares of Common Stock; Mr. Lazik was late in reporting the March 7, 1997 sale of 15,000 shares of Common Stock and the December 11, 1996 sale of 5,000 shares of common stock; and Mr. Lubash was late in reporting the following sales of Common Stock: the June 17, 1996 sale of 2,500 shares, the June 18, 1996 sale of 2,500 shares, the August 8, 1996 sale of 3,000 shares, the September 10, 1996 sale of 3,000 shares, the September 12, 1996 sale of 3,000 shares, the October 8, 1996 sale of 2,000 shares, the October 21, 1996 sale of 3,000 shares, the October 30, 1996 sale of 1,000 shares, the November 5, 1996 sale of 1,000 shares, the December 20, 1996 sale of 2,000 shares, the January 6, 1997 sale of 3,000 shares, the January 29, 1997 sale of 3,000 shares, and the February 5, 1997 sale of 2,000 shares.

ITEM 10.           EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth certain summary information concerning the annual and long-term compensation for all services rendered to the Company in all capacities for the fiscal years ended March 31, 1997, 1996, and 1995 of (i) each of the executive officers of the Company whose total annual salary and bonus during the fiscal year ended March 31, 1997 exceeded $100,000 (the "Named Executives").

                          SUMMARY COMPENSATION TABLE

                                                                               Long-Term Compensation
                                           Annual Compensation                  Awards              Payouts
                                  -------------------------------------  ------------------------   -------
                                                                Other      Rest-      Securities                All
                                                               Annual      ricted     Underlying     LTIP      Other
Name/Principal            Fiscal                               Compen-     Stock        Option        Pay     Compen-
Position                   Year     Salary*       Bonus        sation      Awards       /SARS        outs      sation
---------------------------------------------------------------------------------------------------------------------
James B. Mariner,          1997     $165,000     20,000(2)       -0-        -0-          -0-          -0-       -0-
President, Chief           1996     $  9,520        -0-          -0-      360,000
Executive Officer and
Chief Financial Officer
(1)

A. Charles Lubash (3)      1997     $150,000        -0-          -0-        -0-          -0-          -0-       -0-
                           1996     $150,000        -0-          -0-        -0-          -0-          -0-       -0-
                           1995     $150,000        -0-          -0-        -0-        425,000(4)     -0-       -0-

Russell Jackson,           1997     $145,000        -0-          -0-        -0-          -0-          -0-       -0-
Senior Vice                1996     $145,000        -0-          -0-        -0-         83,000        -0-       -0-
President                  1995     $130,000        -0-          -0-        -0-         30,000        -0-       -0-

* Includes accrued vacation salary

(1) Mr. Mariner began service as President and Chief Executive Officer of the Company on March 11, 1996, and as Chief Financial Officer on July 15, 1997.

(2) Mr. Mariner was awarded a $20,000 bonus for the fiscal year ended March 31, 1997, payment of which has been deferred, by agreement of the Board of Directors and Mr. Mariner, until such time as the Company has received $2,000,000 of proceeds of private placements of the Company's equity securities.

(3) Mr. Lubash was President and Chief Executive Officer of the Company from August 1991 until July 1995. From July 1995 to June 1996, Mr. Lubash served as Vice Chairman of the Board of Directors. From July 1996 to the present, Mr. Lubash has served as a director and consultant to the Company.

(4) Represents the extension of the exercise terms of nonstatutory stock options, which were originally granted in 1992.

EXECUTIVE OFFICER
EMPLOYMENT AGREEMENTS

     As of April 1, 1997, the Company entered into an employment agreement with James B. Mariner, pursuant to which he continues to serve as President and Chief Executive Officer of the Company until his employment is terminated upon one years' written notice, which notice may not be given by the Company prior to April 1, 1998. The agreement provides for annual cash compensation of $165,000, which increases retroactively to April 1, 1997 to $185,000 upon completion by the Company of a financing of at least $2,000,000, a cash bonus of up to $65,000 per year based upon the Company meeting certain revenue, net income and financing goals, the vesting of 120,000 of the 360,000 options to purchase shares of the Common Stock, previously granted to Mr. Mariner, the vesting of 120,000 options for the fiscal year ending March 31, 1998, based upon the Company meeting certain revenue, net income and financing goals, and the vesting of 120,000 options for the fiscal year ending March 31, 1999, and the grant and vesting of additional options, based upon the achievement of performance standards to be agreed to by the Company and Mr. Mariner prior to the commencement of each such year. The options have an exercise price equal to $1.875 per share and expire in March 2003.

     In April 1994, the Company entered into an employment agreement with A. Charles Lubash, who was the Company's President and Chief Executive Officer until July 1995 and the Company's Vice Chairman from July 1995 to June 1996. The agreement was for a three-year term, unless sooner terminated in accordance with the terms of the agreement. The agreement provides an annual base salary level of $150,000, and provides that cash and/or stock option bonuses can be awarded at the discretion of the Board of Directors for each fiscal year during the agreement's term. No stock options or bonuses were awarded for fiscal 1997,

1996, or 1995. The agreement continues on an at-will basis until notice of termination is given by either party, at which time the Company will begin paying Mr. Lubash $6,250 per month for a one-year period in consideration for Mr. Lubash not competing with the Company as provided in the agreement.

     Russell Jackson, who is currently the Senior Vice President of the Company, provides services to the Company under an employment agreement. The Jackson agreement, as amended, initially had a term of three years, beginning April 1, 1993, and ended March 31, 1996. The Jackson agreement provided for a base salary of $115,000 for the first year, $130,000 for the second year, and $145,000 for the third year. Mr. Jackson's employment has continued after March 31, 1996 on an "at-will" basis, with the same compensation terms as those contained in his prior agreement until either he or the Company provides written notification of termination to the other.

     The Jackson agreement provides him with the opportunity to earn cash bonuses for each fiscal year during the agreement's term in the amount of 3% of the Company's net pre-tax profits, after all salary and salary adjustments. In no event, however, can the amount of the cash bonuses exceed $150,000 for any one fiscal year. The Jackson agreement also provided for the issuance on April 1, 1993, of options to purchase 20,000 shares of the Common Stock at a price of $3.00 per share, the issuance on April 1, 1994, of options to purchase 20,000 shares of the Common Stock at a price of $4.00 per share and the issuance on April 1, 1995, of options to purchase 20,000 shares of the Common Stock at a price of $5.00 per share. Additionally, on February 8, 1996, Mr. Jackson was granted 80,000 options at the exercise price of $2.13 per share.

COMPENSATION OF DIRECTORS

     The Company pays its directors who are not otherwise employed by the Company for service to the Company, a fee of $1,500 per regular board meeting attended, $750 per special meeting or meeting of a committee of the Board of Directors attended, and $400 per telephonic meeting in which they participated. Employee directors receive no fees.

     The Company has adopted a program pursuant to which it has awarded to all current non-employee Directors options to purchase (i) 25,000 shares of Common Stock on the date on which the Director is elected or appointed as a non-employee Director, which options vest pro rata quarterly over a period of two years, (ii) 3,000 shares of Common Stock upon re-election as a non-employee Director, which options vest entirely six months after the date of grant, (iii) 25,000 shares of Common Stock upon appointment as a committee chair, and (iv) 4,000 shares of Common Stock upon re-appointment as a committee chair. The options so granted will be exercisable at the market price of the Common Stock on the date of grant and have terms of 10 years from the date of grant. Such grants of stock options to non-employee Directors by Board resolution replaced the formula grant provision of the 1994 Stock Option Plan. On April 1, 1995, options to purchase 5,000 shares of Common Stock were granted to each of Messrs. Gordon, Charles Conrad, Jr. and James Spievak, the Company's three then non-employee directors, at an exercise price of $4.03 per share pursuant to the prior formula provision of the Company's 1994 Stock Option Plan that was in effect at the time of grant. On November 13, 1995, options to purchase 25,000 shares of Common Stock were granted to each of Messrs. Conrad, Edwards, Gordon, Sayer and Spievak, the Company's five then non-employee directors at an exercise price of $2.215 per share. On February 8, 1996, options to purchase 25,000 shares of Common Stock were granted to each of Messrs. Sigoloff and Smith, the two non-employee directors elected on that date, and options to purchase 3,000 shares of Common Stock were granted to each of Messrs. Edwards, Sayer and Gordon, the three non-employee directors re-elected on that date, all at an exercise price of $2.125 per share. On September 11, 1996, upon their appointment as committee chairs, options to purchase 25,000 shares of Common Stock were granted to each of Messrs. Edwards, Gordon, Smith, Sayer and Sigoloff at an exercise price of $2.56 per share.

The Board of Directors has appointed five committees of the Board; the Executive Committee, consisting of Messrs. Edwards, Sayer, Sigoloff, and Mariner; the Compensation Committee, consisting of Messrs. Sayer, Smith and Sigoloff, the Audit Committee, consisting of Messrs. Gordon, Edwards and Sigoloff; the Nominating Committee, consisting of Messrs. Gordon, Lubash, Edwards and Mariner (Exofficio), and the Option Committee, consisting of Messrs. Gordon, Edwards and Smith.

STOCK OPTIONS

     During the fiscal year ended March 31, 1997, no options were granted to the Named Executives.

     The following table provides information with respect to the exercise of options during the fiscal year ended March 31, 1997 by the Named Executives, and unexercised options held by the Named Executives as of March 31, 1997.

                                 Aggregated Option Exercises in Fiscal Year 1997 (1)
                                          and Fiscal year End Option Values
                        ----------------------------------------------------------------------
                                                             Number of Securities                   Value of
                            Shares                          Underlying Unexercised              Unexercised In-the-Money
                           Acquired         Value              Options @ 3/31/97                  Options @ 3/31/97 (2)
                                                        --------------------------------    ---------------------------------
                         on Exercise       Realized                            Unexer-                           Unexer-
Name                         (#)             ($)           Exercisable         cisable           Exercisable     cisable
------------------------------------------------------------------------------------------------------------------------------
James B. Mariner           -0-             N/A                   -0-          360,000 (3)            -0-         $270,000
A. Charles Lubash          -0-             N/A              425,000(3)          -0-             $860,625          N/A
Russell Jackson            -0-             N/A              188,000             -0-             $ 54,735          N/A
-----------------------------------------

(1) The Company has no plans pursuant to which stock appreciation rights may be granted.

(2) Value of unexercised "in-the-money" options is the difference between the Common Stock on March 31, 1997 ($2.625 per share), and the exercise price of the option, multiplied by the number of shares subject to the option.


(3) 120,000 of these options were vested and became exercisable subsequent to March 31, 1997.

(4) 225,000 of the options were granted in 1992, as consideration for Mr. Lubash's personal guarantee of the Company's bank loan and other obligations. 200,000 of the options vested under Mr. Lubash's employment agreement with the Company, for attaining certain sales goals set forth therein.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

     The following table sets forth, as of June 30, 1997, certain information regarding the beneficial ownership of the Common Stock by each director, each of the Named Executives and by all directors and executive officers of the Company as a group, and of certain other beneficial owners of more than 5% of the Common Stock. The number of shares beneficially owned is deemed to include shares of Common Stock acquirable within sixty (60) days pursuant to the exercise of stock options and warrants. Each such person has sole voting and is dispositive power with respect to such securities, except as otherwise indicated.

-------------------------------------------------------------------------------
     Name and Address                    Amount and Nature of       Percent
     of Beneficial Owner                 Beneficial Ownership       of Class (1)
--------------------------------------------------------------------------------
     D.H. Blair Investment                  2,154,667      (2)           20.4%
     Banking Corporation
     44 Wall Street
     New York, NY 10005

     Strategic Growth International, Inc.     641,250      (3)            6.1%
     111 Great Neck Road, Suite 606
     Great Neck, NY 11021

     James B. Mariner                          120,000      (4)            1.2%
     9600 Topanga Canyon Boulevard

     Chatsworth, CA 91311

     Richard F. Gordon, Jr.                   440,732      (5)            4.4%
     3115 Calle del Montana
     Sedona, AZ 86336

     A. Charles Lubash                        836,826      (6)            8.1%
     9600 Topanga Canyon Blvd.
     Chatsworth, CA 91311

     George L. Lazik                          630,000      (7)            6.2%
     9600 Topanga Canyon Blvd.
     Chatsworth, CA 91311

     Gerald R. Sayer                           98,000      (8)            1.0%
     25481 Bootstrap Place
     Laguna Hills, CA 92653-6101

     James D. Edwards                          56,000      (9)               *
     5415 Sunshine Canyon Road
     Boulder, CO 80302

     Sanford C. Sigoloff                       46,250      (10)              *
     3340 Ocean Park Boulevard, #3050
     Santa Monica, CA 90405

     Philip B. Smith                           46,250      (11)              *
     535 Madison Avenue
     New York, NY 10022

     Russell Jackson                          188,000      (12)           1.9%
     9600 Topanga Canyon Blvd.
     Chatsworth, CA 91311

     Andrew M. Brown                            6,250      (13)              *
     58 West 58th Street, Apt. 9D
     New York, NY 10019

     All Executive Officers and Directors   2,462,058      (14)          21.9%
     as a Group (10 Persons)

*       Less than 1%.

(1) Shares which the person (or group) has the right to acquire within 60 days after June 30, 1997 are deemed to be outstanding in calculating the percentage of the person (or group), but are not deemed to be outstanding as to any other person (or group).

(2) Includes 666,667 shares issuable upon the exercise of Common Stock purchase warrants.

(3) Includes 128,5000 shares issuable upon the exercise of Common Stock purchase warrants owned by Richard E. Cooper, 91,250 shares of Common Stock and 121,5000 shares issuable upon the exercise of Common Stock purchase warrants owned by Stanley Altschuler, 100,000 shares issuable upon the exercise of warrants issued to Strategic Growth International, Inc. ("SGI") and 200,000 shares issuable upon the exercise of options granted to SGI. Both Mr. Cooper and Mr. Altschuler are founders and principals of SGI.

(4) Excludes 240,000 unvested options to purchase Common Stock. The vesting schedule of such options is variable depending upon future performance of the Company, with March 31, 1998 as the first possible date of vesting of the currently unvested portion of the options.

(5)     Includes 138,000 shares issuable upon the exercise of stock options.

(6) Includes 425,000 shares issuable upon the exercise of stock options and 12,500 shares issuable upon the exercise of Common Stock purchase warrants.

(7)     Includes 225,000 shares issuable upon the exercise of stock options.

        Does not include 12,500 shares issuable upon the exercise of Common Stock purchase warrants owned by Mr. Lazik's wife. Mr. Lazik disclaims beneficial ownership of the shares that may be acquired upon exercise of his wife's stock purchase warrants.

(8)     Consists of 96,000 shares issuable upon the exercise of stock options.

(9)     Consists of 56,000 shares issuable upon the exercise of stock options.

(10) Consists of 46,250 shares issuable upon the exercise of stock options. Does not include 6,250 shares issuable upon the exercise of unvested options.

(11) Consists of 46,250 shares issuable upon the exercise of stock options. Does not include 6,250 shares issuable upon the exercise of unvested options.

(12)    Consists of 188,000 shares issuable upon the exercise of stock options.

(13) Consists of 6,250 shares issuable upon the exercise of stock options. Does not include 18,750 shares issuable upon the exercise of unvested options.

(14) Includes the 1,359,250 shares issuable upon the exercise of options and warrants described in footnotes 4, 5, 6, 7, 8, 9, 10, 11, 12 and 13 above.


       The following table sets forth, as of June 30, 1997, certain information regarding the beneficial ownership of the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock") by each beneficial owners of more than 5% of the Series D Preferred Stock. No shares of Series D Preferred Stock are owned by any director, or executive officers of the Company and no options or warrants have been issued that are exercisable for shares of Series D Preferred Stock. Each such person has sole voting and dispositive power with respect to such securities.

-------------------------------------------------------------------------------
Name and Address                     Amount and Nature of          Percent of
of Beneficial Owner                  Beneficial Ownership          of Class (1)
-------------------------------------------------------------------------------

The High View Fund                            1,248                         50%
805 Third Avenue, 14th Floor
New York, NY 10022

The High View Fund LP                         1,248                         50%
805 Third Avenue, 14th Floor
New York, NY 10022

All Executive Officers and                        0                          0
Directors as a Group


     During May 1997, the Company was advanced $350,000 by The High View Fund, L.P., upon the Company's agreement to issue shares of a to be authorized Series E Preferred Stock (the "Series E Preferred Stock") or a 10% convertible subordinated note. Although the terms of the Series E Preferred Stock have not been finalized, the Company anticipates that the Series E Preferred Stock, if issued, is likely to have terms similar to the Series D Preferred Stock, but with different conversion and repurchase options and different conversion and exercise prices. The Company currently anticipates that the High View Fund, L.P will own 100% of the issued shares, if any, of the Series E Preferred Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company paid cash of $125,000 and issued warrants to purchase 100,000 shares of the Common Stock at an exercise price of $3.125 per share to Strategic Growth International, Inc. ("SGI") as a finders' fee in connection with the placement of the Series D Preferred Stock in December 1996.

     The Company paid finder's fees of $150,000 and $125,000 to Maximum Partners, Ltd. relating to private placements of the Company's preferred stock in March and May, 1996, respectively. In addition, warrants to purchase 30,000 shares of Common Stock were issued to Maximum Partners, Ltd. as a portion of the finder's fee related to the placement of preferred stock that was completed in May 1996. A principal of Maximum Partners, Ltd. is the son of Mr. Lubash, who is a Director of the Company.

     James R. Spievak, Assistant Secretary and a former director of the Company, is a principal in the law firm of Annis & Spievak and was senior shareholder in the law firm of Shenas, Shaw & Spievak, a Professional Corporation until February 1996. Each of these firms have performed legal services for the Company during the last two years. For the year ended March 31, 1997, the fees related to services provided to the Company by Annis & Spievak were $74,000. For the year ended March 31, 1996, the fees related to services provided to the Company by Annis & Spievak and Shenas, Shaw & Spievak were $10,000 and $237,000, respectively.

     In November 1994, the Company entered into an investor relations consulting agreement with SGI. The agreement was for a period of one year and provided for cash compensation of $6,750 per month plus expenses. Options to purchase 200,000 shares of Common Stock were also issued pursuant to the terms of the agreement. In March 1995, the Company paid SGI $40,000 in finders' fees relating to a private placement of Common Stock and warrants of the Company. In August 1995, the agreement between the Company and SGI was replaced with an agreement that expired on January 31, 1997. The replacement agreement provided for a monthly fee of $11,600 plus expenses and for SGI to provide additional services to the Company, including merger and acquisition consulting services, capital financing consulting services and services relating to the introduction of the Company's products to potential customers. Since the expiration of the term of the agreement on January 31, 1997, SGI has been continuing to provide such services on a month-to-month basis.

     As of March 31, 1996, the Company and Mr. Lazik entered into a consulting agreement and concurrently therewith terminated the then existing employment agreement between the Company and Mr. Lazik. Pursuant to the terms of the consulting agreement, Mr. Lazik will serve as a consultant to the Company until September 30, 1997 and receive base compensation of $80,000 and $50,000 for the year ended March 31, 1997 and the six month ended September 30, 1997, respectively. During the eighteen months term of the consulting agreement, Mr. Lazik will receive $600 per month as an expense allowance, and the Company will pay health, vision and dental insurance premiums for Mr. Lazik and his spouse.

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

               3.11 Certificate of Determination for Series D Preferred Stock filed with the California Secretary of State on December 6, 1996.*

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

               10.15 Employment Agreement between the Company and James B. Mariner dated as of April 1, 1997.*

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

               10.19  Indemnification Agreement between the Company and Gerald
                      R. Sayer, dated as of August 14, 1995.*

               10.20 Indemnification Agreement between the Company and James D. Edwards, dated as of October 9, 1995.*

               10.21  Indemnification Agreement between the Company and Sanford
                      C. Sigoloff, dated as of February 8, 1996.*

               10.22  Indemnification Agreement between the Company and Philip
                      B. Smith, dated as of February 8, 1996.*

               10.23 Indemnification Agreement between the Company and John R. Grady, dated as of January 3, 1994.*

               10.24 Indemnification Agreement between the Company and James B. Mariner, dated as of March 5, 1996.*

               10.25  Indemnification Agreement between the Company and Richard
                      L. Picheny, dated as of March 10, 1997.*

               10.26  Indemnification Agreement between the Company and Andrew
                      M. Brown, dated as of May 14, 1997.*

               10.27 Indemnification Agreement between the Company and Russell Jackson, dated as of February 8, 1996.*

               10.28 OEM Agreement between the Company and Vinca Corporation, dated June 17, 1997.*

               23 Consent of Deloitte & Touche, L.L.P., dated July 28, 1997, to the incorporation by reference in the Registration Statements (Forms S-3, Nos. 333-3792 and 33-99668) and the related prospectuses, with respect to the Financial Statements of ChatCom, Inc. included in the Annual Report (Form 10-KSB) for the years ended March 31, 1997, 1996 and 1995.

          27   Financial Data Schedule.**

               * Previously filed with the Company's Form 10-KSB, filed with the Commission on July 15, 1997.

               ** Previously filed with the Company's Form 10-KSB/A, filed with the Commission on July 16, 1997.

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

     3.11  Certificate of Determination for Series D Preferred
           Stock filed with the California Secretary of State on December 6, 1996.*

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

     10.15  Employment Agreement between the Company and James B.
            Mariner dated as of April 1, 1997.*

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

     10.19  Indemnification Agreement between the Company and
            Gerald R. Sayer, dated as of August 14, 1995.*

     10.20  Indemnification Agreement between the Company and
            James D. Edwards, dated as of October 9, 1995.*

     10.21  Indemnification Agreement between the Company and
            Sanford C. Sigoloff, dated as of February 8, 1996.*

     10.22  Indemnification Agreement between the Company and
            Philip B. Smith, dated as of February 8, 1996.*

     10.23  Indemnification Agreement between the Company and
            John R. Grady, dated as of January 3, 1994.*

     10.24  Indemnification Agreement between the Company and
            James B. Mariner, dated as of March 5, 1996.*

     10.25  Indemnification Agreement between the Company and
            Richard L. Picheny, dated as of March 10, 1997.*

     10.26  Indemnification Agreement between the Company and
            Andrew M. Brown, dated as of May 14, 1997.*

     10.27  Indemnification Agreement between the Company and
            Russell Jackson dated as of February 8, 1996.*

     10.28 OEM Agreement between the Company and Vinca Corporation, dated June 17, 1997.*

     23     Consent of Deloitte & Touche, L.L.P., dated July
            28, 1997, to the incorporation by reference in the Registration Statements (Forms S-3, Nos. 333-3792 and 33-99668) and the related prospectuses, with respect to the Financial Statements of ChatCom, Inc. included in the Annual Report (Form 10-KSB) for the years ended March 31, 1997, 1996 and 1995.

     27     Financial Data Schedule.**

     * Previously filed with Company's Form 10-KSB, filed with the Commission on July 15, 1997.

     ** Previously filed with the Company's Form 10-KSB/A, filed with Commission on July 16, 1997.