Form 10QSB
period 1997-06-30
CHATCOM INC
filed 1997-08-19
CIK 771642

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________


                                 FORM  10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

                                 818/709-1778
                          (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [_]

     As of August 8, 1997, there were 9,896,824 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [_]   No  [X]



                                      Exhibit Index on Page 13

                                 CHATCOM, INC.

                        PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)                                          (IN THOUSANDS)
----------------------------------------------------------------------------------------
                                                                 June 30,     March 31,
ASSETS                                              NOTES          1997         1997
                                                  ---------     ----------   -----------
CURRENT ASSETS:
  Cash                                                           $    200     $  1,169
  Accounts receivable, net of allowances of $139
    (June 30, 1997) and $109 (March 31, 1997)                       3,369        1,334
  Inventories                                          2            3,334        2,721
  Prepaid expenses and other current assets                           118          108
                                                                 --------     --------
    Total current assets                                            7,021        5,332

EQUIPMENT AND FIXTURES, Net                            3              716          651

DEPOSITS                                                               24           24
                                                                 --------     --------
TOTAL                                                            $  7,761     $  6,007
                                                                 ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $  3,491     $  1,427
  Accrued expenses                                                    495          687
  Convertible subordinated debt                        5              350
  Current portion of capital lease obligations                         20           23
                                                                 --------     --------
    Total current liabilities                                       4,356        2,137

CAPITAL LEASE OBLIGATIONS
   -less current portion                                                7           12

SHAREHOLDERS' EQUITY                                   4
  Preferred stock, no par value;
    authorized 1,000,000 shares;
    Series D Preferred Stock, $1,000 stated value
     per share, authorized 5,000 shares, issued and
     outstanding 2,496 shares at June 30, and
     March 31, 1997                                                 1,407        1,407
  Common stock, no par value; authorized
    25,000,000 shares; issued and outstanding
    9,896,824 shares at June 30, 1997
    and 9,826,892 shares at March 31, 1997                         10,215       10,090
  Additional paid-in capital                                        2,404        2,404
  Accumulated deficit                                             (10,628)     (10,043)
                                                                 --------     --------
      Total shareholders' equity                                    3,398        3,858
                                                                 --------     --------
TOTAL                                                            $  7,761     $  6,007
                                                                 ========     ========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CHATCOM, INC.

STATEMENTS OF OPERATIONS (unaudited)          (in thousands, except share
                                                  and per share data)
-------------------------------------------------------------------------
                                                  Three Months Ended
                                                        June 30,
                                                   1997          1996
                                                ----------    -----------
SALES                                           $    4,459    $     2,684
COST OF GOODS SOLD                                   2,856          1,814
                                                ----------    -----------

GROSS PROFIT                                         1,603            870

OPERATING EXPENSES
  Selling                                            1,069            742
  General and administrative                           463            507
  Research and development                             599            197
  Severance                                                            61
                                                ----------    -----------
    Total operating expenses                         2,131          1,507

LOSS FROM OPERATIONS                                  (528)          (637)

INTEREST INCOME                                          7             16
INTEREST EXPENSE                                         1              9
                                                ----------    -----------

LOSS BEFORE
 INCOME TAXES                                         (522)          (630)

PROVISION FOR INCOME TAXES                               1
                                                ----------    -----------

NET LOSS                                              (523)          (630)

DIVIDENDS ON PREFERRED STOCK                           (62)          (725)
                                                ----------    -----------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS       $     (585)   $    (1,355)
                                                ==========    ===========

NET LOSS PER SHARE                              $    (0.06)   $    (0.18)
                                                ==========    ==========

Weighted average number of Common Shares         9,862,242     7,721,889
                                                ==========    ==========

         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CHATCOM, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)               (IN THOUSANDS)
--------------------------------------------------------------------------------
                                                 Three Months Ended
                                                      June 30,
                                                   1997       1996
                                                 --------   --------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                         $  (523)    $ (630)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                      86         56
   Provision for losses on accounts receivable        30         19
   Provision for inventory obsolescence             (106)        90
   Changes in operating assets and
      liabilities:
      Restricted cash                                           500
      Accounts receivable                         (2,065)       351
      Inventories                                   (507)        15
      Prepaid expenses and other
        current assets                               (10)        17
      Deposits                                                   (2)
      Accounts payable                             2,064       (476)
      Accrued expenses                              (129)      (125)
                                                 -------     ------

   Net cash used in operating
      activities                                  (1,160)      (185)

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital expenditures                             (151)       (56)
                                                 -------     ------



CASH FLOWS FROM FINANCING
ACTIVITIES:

   Principal payments on notes payable                         (938)
   Principal payments on capital leases               (8)       (10)
   Proceeds from sale of preferred stock                      1,325
   Payment of dividends on preferred stock                       (8)
   Issuance of convertible subordinated debt         350
   Exercise of stock options and warrants                       851
                                                 -------     ------
   Net cash provided by financing activities         342      1,220
                                                 -------     ------

NET (DECREASE) INCREASE IN
   CASH                                             (969)       979

CASH, BEGINNING OF PERIOD                          1,169      1,067
                                                 -------     ------

CASH, END OF PERIOD                              $   200     $2,046
                                                 =======     ======
                                                        (CONTINUED)

                                 CHATCOM, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)                                 CONTINUED

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  During the three months ended June 30, 1997 and 1996, the Company paid interest of $1,000 and $9,000, respectively, and taxes of $1,000 and $1,000, respectively.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  During the three months ended June 30, 1997 and 1996, the Company accrued dividends payable on preferred stock of $62,000 and $30,000, respectively.

  During the three months ended June 30, 1996, the Company recognized preferred stock dividends of $688,000 as a result of the beneficial conversion features of the Series B Preferred Stock and Series C Preferred Stock, which resulted in an increase in accumulated deficit of $688,000 and an increase in Common Stock of $688,000.

  During the three months ended June 30, 1997, the Company issued 69,932 shares of Common Stock in payment of accrued dividends of approximately $125,000 on the Series D Preferred Stock, which resulted in an increase in Common Stock of $125,000 and a decrease in accrued expenses of $125,000.

  During the three months ended June 30, 1996 the Company entered into a capital lease agreement for equipment with costs of $22,000.


                                                                     (CONCLUDED)
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 CHATCOM, INC.






                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997


1.   ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared by ChatCom, Inc. (the "Company") in accordance with the accounting policies described in its 1997 audited financial statements and should be read in conjunction with the notes thereto. In the opinion of management, all adjustments that are necessary to present fairly the Company's financial position for the interim periods presented (consisting only of normal recurring adjustments), have been made.

     The results of operations for the three month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 1998.

2.   INVENTORIES

     The components of inventories are as follows:

                                                                  June 30,
                                                                    1997
                                                                 ----------
      Raw materials                                              $1,037,000
      Work in process                                             1,532,000
      Finished goods                                              1,601,000
                                                                 ----------

      Inventory at cost                                           4,170,000
      Less: Reserve for obsolescence                                836,000
                                                                 ----------
                                                                 $3,334,000
                                                                 ==========

                                 CHATCOM, INC.


3.      EQUIPMENT AND FIXTURES

        Equipment and fixtures consist of the following:

                                            June 30,
                                              1997
                                          -----------
         Equipment                         $1,140,000
         Software                             138,000
         Furniture and fixtures               183,000
         Leasehold improvements                89,000
                                           ----------

                                            1,550,000

         Less: accumulated depreciation      (834,000)
                                           ----------

         Equipment and Fixtures, net       $  716,000
                                           ==========

4.      STOCK OPTIONS AND WARRANTS

        During the fiscal quarters ended June 30, 1997 and 1996, the Company granted options to purchase 58,333 and 250,000 shares of common stock, respectively, to key employees pursuant to the Company's 1994 Stock Option Plan. The options vest over a period of three years and are exercisable at the closing price of the common stock on the date of grant.

5.      CONVERTIBLE SUBORDINATED DEBT

        During May 1997, the Company was advanced $350,000 by an investor upon the Company's agreement to issue shares of a to be authorized Series E Preferred Stock (the "Series E Preferred Stock") or a 10% convertible subordinated note. Although the terms of the Series E Preferred Stock have not been finalized, the Company anticipates that the Series E Preferred Stock, if issued, is likely to have terms similar to the Series D Preferred Stock, but with different conversion and repurchase options and different conversion and exercise prices.

6.      RELATED PARTIES

        One of the officers of the Company is also a shareholder of a law firm that provides legal consultation to the Company. At June 30, 1997 and 1996, the Company owed this law firm $12,000 and $7,000, respectively. During the three months ended June 30, 1997 and 1996, fees relating to services provided by this law firm in the amounts of $10,000 and $20,000, respectively, were included in operating expenses.

////

////

////

////

                                CHATCOM, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

        The Company continued to invest heavily in marketing and product development thru the quarter. Significant new account penetrations and orders for RAINS(TM) (or completely integrated consolidated server/storage) systems which have long and large follow on potential have continued to dominate the Company's activities. However, the Company is investing ahead of its profitability in order to position itself at the forefront of the market that it is a catalyst in developing.

        The Company recorded a net loss $523,000 for the quarter ended June 30, 1997 on revenues of $4,459,000 due an increase in international orders as compared to a net loss of $630,000 on revenues of $2,684,000 for the quarter ended June 30, 1996.

        Sales increased $1,775,000, or 66% from $2,684,000 to $4,459,000 due an increase in International orders. The increase in sales is a result of the redirection of the Company's marketing efforts towards the server consolidation and network emulation markets. The Company believes that its penetration into these new markets will continue to positively affect revenue levels during the fiscal year ending March 31, 1998. During the quarter ended June 30, 1997 a new International customer accounted for 62% of the Company's sales.

        Cost of goods sold increased $1,042,000, or 57%, from $1,814,000 to $2,856,000. The increase was primarily due to the increase in material costs related to the increase in revenues. Offsetting the increase in material costs was a $106,000 decrease in inventory obsolescence reserve during the quarter ended June 30, 1997, due to the sale of previously reserved inventory, as compared to a $90,000 increase during the quarter ended June 30, 1996. In addition, manufacturing labor and overhead increased $83,000 primarily due to the decrease in capitalized overhead.

        Selling expenses increased $327,000, or 44%, from $742,000 to $1,069,000. The increase is the result of an increase in salaries and related costs, commissions, travel and trade shows, advertising and promotions. Salaries and related costs increased $114,000 primarily due to the addition of four new employees and salary increases. Commission increased $39,000 due to a new commission structure along with higher revenues for the quarter. Travel and trade shows increased $65,000 primarily due to the Company's expanded presence at industry trade shows. Advertising and promotions increased $91,000 due to increased advertising in industry magazines and increased customer promotions.

        General and administrative expenses decreased $44,000, or 9%, from $507,000 to $463,000. The decrease relates primarily to reductions in legal fees and consulting expense of $23,000 and $26,000, respectively.

        Research and development increased $402,000, or 204%, from $197,000 to $599,000. The increase was primarily attributable to the Company's concerted effort to decrease development time and increase pre-production product testing. This effort resulted in increases in salaries and related costs, consulting and prototype expenses. Salaries and related costs increased $259,000 due to the addition of six engineers and two support personnel. Consulting and prototype expenses increased $130,000 and $76,000, respectively.

        In June 1996, the Company recorded severance expense of $61,000 related to the implementation of a plan, which was completed in July 1996, to reduce the workforce by approximately 20% in connection with a restructuring of the Company's manufacturing operation to allow for an increase in outsourced manufacturing and an overall streamlining of the management structure. The Company did not record any severance expense in the first quarter ended June 31, 1997.

        Subsequent to June 30, 1997, the Company reduced its workforce by thirteen permanent employees and six temporary employees. The estimated annual savings in salaries and related taxes and benefits from this reduction is $900,000.

                                 CHATCOM, INC.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION DURING THE THREE MONTHS ENDED JUNE 30, 1997

        The Company recorded a net loss of approximately $523,000 for the three months ended June 30, 1997. Cash decreased $969,000 primarily due to negative cash flow from operations of $1,160,000. Additionally, $151,000 of cash was expended for the purchase of capital assets that are used in operations. The negative operating cash flow was primarily the result of the net loss of $523,000 and changes in operating assets and liabilities. Working capital decreased approximately $530,000 which resulted in the issuance of $350,000 of convertible subordinated debt. Additionally, accounts payable and accrued expense increased $1,872,000 as compared to an increase in current assets of only $1,689,000, which is also a result of the Company's liquidity problem.

        Accounts receivable increased $2,035,000, or 153%, from $1,334,000 to $3,369,000. The increase was primarily attributable to shipments representing approximately 56% of the quarter's revenues occurring in late June 1997. A new International customer represented 75% of the outstanding accounts receivable balance at June 30, 1997 due to the late June to that Customer.

        Inventories increased $613,000, or 23%, from $2,721,000 to $3,334,000.
The increase was primarily the result of a build-up of inventories to meet realized and anticipated revenue growth, as the Company continues to penetrate the server consolidation and network emulation markets. Additionally, the Company reduced its reserve for obsolescence by $130,000, or 13%, from $964,000 at March 31, 1997 to $834,000 at June 30, 1997 primarily due to the sale of previously reserved inventory during the quarter.

        Equipment and fixtures increased $65,000, or 10%, due to the acquisition of equipment that cost $151,000, which was partially offset by depreciation of $86,000. The purchased equipment primarily consisted of test equipment.

        Accounts payable increased $2,064,000, or 145%, from $1,427,000 to $3,491,000. Increases in inventory to meet anticipated revenue growth contributed to the increase.

        Accrued expenses decreased $192,000, or 28%, from $687,000 to $495,000. The decrease was primarily due to decreases in accrued salaries and executive compensation of $110,000 and the payment of accrued preferred stock dividends of $125,000, which was partially offset by the accrual of approximately $62,000 of dividends on preferred stock.

        Convertible subordinated debt increased by $350,000 due to the Company receiving an advance from an investor. See note 5 to the financial statements.

        Common stock increased $125,000. The Company issued 69,932 shares in payment of accrued dividends on Series D Preferred Stock of approximately $125,000.

        The accumulated deficit increased by approximately $585,000 due to the net loss of $523,000 recorded for the three months ended June 30, 1997, and the accrual of approximately $62,000 of dividends on preferred stock.


Liquidity
---------

        During the quarter ended June 30, 1997, cash decreased $969,000 primarily due to negative cash flow from operations of $1,160,000. Additionally, $151,000 of cash was expended for the purchase of capital assets that are used in operations. The negative operating cash flow was primarily the result of the

                                 CHATCOM, INC.

net loss of $523,000 and changes in operating assets and liabilities. Additionally, working capital during the same period decreased $530,000.

        As of June 30, 1997, the Company had working capital of $2,665,000, as compared to working capital of $3,195,000 as of March 31, 1997. Notwithstanding the Company's working capital position as of June 30, 1997, the Company must provide additional liquidity to support its current level of operations or any significant future increase in revenues and is actively seeking additional financing to meet its immediate needs as well as its anticipated requirements for the balance of the current fiscal year. The Company, which currently does not have any long-term or bank debt, has received a conditional commitment for a credit line and is in the process of finalizing the implementation of the credit line and is negotiating equity investments from several strategic partners. The Company has received a firm commitment for some of the foregoing debt or equity financing, there can be no assurance that it will be able to obtain additional commitments for sufficient financing.

        The Company has incurred operating losses in each of its last three fiscal years and in the first quarter of its current fiscal year. Even if the Company successfully completes the debt and equity financings it is currently attempting to place, if the Company continues to experience operating losses in the future that results in a significant utilization of its liquid resources, the Company's liquidity and its ability over the long-term to sustain operations at current levels could be materially adversely affected.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

        Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements, which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products and prices, and other factors discussed in the Company's various filings with the Securities and Exchange Commission, including without limitation the Company's Form 10-KSB for the fiscal year ended March 31, 1997, as amended, and the Registration Statements on Form S-3 (Registration No. 333-3792 and 33-99668), which were declared effective by the Securities and Exchange Commission on June 7, 1996 and February 5, 1996, respectively.

                                 CHATCOM, INC.


PART II     OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a. Exhibits. The following exhibits are filed with this Form 10-QSB or are incorporated by reference to the document described:


               10.1 Indemnification Agreement between the Company and Andrew M.
                    Brown, dated as of May 14, 1997, is incorporated by reference to Exhibit 10.26 to the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1997, filed with the Commission on July 15, 1997.

               10.2 OEM Agreement between the Company and Vinca Corporation, dated June 17, 1997, is incorporated by reference to
                    Exhibit 10.28 to the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1997, filed with the Commission on July 15 1997.

               27   Financial Data Schedule

          b.   Reports on Form 8-K.

               A current report on Form 8-K was filed on June 30, 1997, under
               Item 5, to file a press release reporting preliminary fourth quarter results and the Company's need of additional liquidity.

No other information is required to be filed under Part II of this Form 10-QSB.

                                 CHATCOM, INC.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CHATCOM, INC.,
                                              a California corporation



Date: August 19, 1997                   By:   /s/ James B. Mariner
                                              --------------------
                                              James B. Mariner, President,
                                              Chief Executive Officer and
                                              Chief Financial Officer


                                        By:   /s/ Cheryl Smithey
                                              ------------------
                                              Cheryl Smithey,
                                              Controller and Principal
                                              Accounting Officer

                                 CHATCOM, INC.

                                      EXHIBIT INDEX

                                                                        Page No.

     10.1  Indemnification Agreement between the Company and Andrew
           M. Brown, dated as of May 14, 1997, is incorporated by reference to Exhibit 10.26 to the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1997, filed with the Commission on July 15, 1997.

     10.2 OEM Agreement between the Company and Vinca Corporation, dated June 17, 1997, is incorporated by reference to
           Exhibit 10.28 to the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1997, filed with the Commission on July 15 1997.

     27    Financial Data Schedule