Form 10QSB/A
period 1997-06-30
CHATCOM INC
filed 1997-08-20
CIK 771642

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________

                                AMENDMENT #1 TO

                                FORM  10-QSB/A

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

        The Company recorded a net loss of $523,000 for the quarter ended
June 30, 1997 on revenues of $4,459,000 as compared to a net loss of $630,000 on revenues of $2,684,000 for the quarter ended June 30, 1996.

        Sales increased $1,775,000, or 66% from $2,684,000 to $4,459,000 due to an increase in International orders. The increase in sales is a result of the redirection of the Company's marketing efforts towards the server consolidation and network emulation markets. The Company believes that its penetration into these new markets will continue to positively affect revenue levels during the fiscal year ending March 31, 1998. During the quarter ended June 30, 1997 a new International customer accounted for 62% of the Company's sales.

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

                                 CHATCOM, INC.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION DURING THE THREE MONTHS ENDED JUNE 30, 1997

        The Company recorded a net loss of approximately $523,000 for the three months ended June 30, 1997. Cash decreased $969,000 primarily due to negative cash flow from operations of $1,160,000. Additionally, $151,000 of cash was expended for the purchase of capital assets that are used in operations. The negative operating cash flow was primarily the result of the net loss of $523,000 and changes in operating assets and liabilities. Working capital decreased approximately $530,000 which resulted in the issuance of $350,000 of convertible subordinated debt. Additionally, accounts payable and accrued expense increased $1,872,000 as compared to an increase in current assets of only $1,689,000.

        Accounts receivable increased $2,035,000, or 153%, from $1,334,000 to $3,369,000. The increase was primarily attributable to shipments representing approximately 56% of the quarter's revenues occurring in late June 1997. A new International customer represented 75% of the outstanding accounts receivable balance at June 30, 1997 due to the late June shipment to that Customer.

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

                                              CHATCOM, INC.,
                                              a California corporation



Date: August 20, 1997                   By:   /s/ James B. Mariner
                                              --------------------
                                              James B. Mariner, President,
                                              Chief Executive Officer and
                                              Chief Financial Officer


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

     27    Financial Data Schedule (filed with the Commission on August 20,
           1997)