Form 10QSB
period 1997-09-30
CHATCOM INC
filed 1997-11-19
CIK 771642

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________


                                 FORM  10-QSB

 ___
| X |  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                        Commission file number 0-20462

                                 CHATCOM, INC.
            (Exact name of Registrant as specified in its charter)

                  CALIFORNIA                       95-3746596
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)        Identification No.)

         9600 TOPANGA CANYON BOULEVARD, CHATSWORTH, CALIFORNIA  91311
                   (Address of principal executive offices)

                                 818/709-1778
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ----      ---

     As of October 31, 1997, there were 12,275,594 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes        No  X
                                                    ---       ---



                                         Page 1 of 17
                                         Exhibit Index on Page 16

                                 CHATCOM, INC.

                        PART I    FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS                                                                              (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------

                                                                                     SEPTEMBER 30,     MARCH 31,
ASSETS                                                     NOTES                        1997             1997
                                                           -----                     -------------     ---------
                                                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                               $    446      $  1,169
  Accounts receivable, net of allowances of $577,000
   (September 30, 1997) and $109,000 (March 31, 1997)                                        2,902         1,334
  Inventories                                                2                               3,120         2,721
  Prepaid expenses and other
    current assets                                                                             152           108
                                                                                          --------      --------
    Total current assets                                                                     6,620         5,332

EQUIPMENT AND FIXTURES, Net                                  3                                 678           651

DEPOSITS                                                                                        24            24
                                                                                          --------      --------

TOTAL                                                                                     $  7,322      $  6,007
                                                                                          ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           4                            $  3,560      $  1,427
  Accrued expenses                                                                             566           687
  Current portion of capital lease
    obligations                                                                                 28            23
                                                                                          --------      --------
    Total current liabilities                                                                4,154         2,137

CAPITAL LEASE OBLIGATIONS
   -less current portion                                                                        24            12

SHAREHOLDERS' EQUITY
  Preferred stock, no par value;
    authorized 1,000,000 shares;                             4
  Series D Preferred Stock, $1,000 stated value per
   share,
     authorized 5,000 shares, issued and outstanding
     2,496 shares at March 31, 1997                                                                        1,407
  Series E Preferred Stock, $1,000 stated value per
   share,
     authorized 2,000 shares, issued and outstanding         5                                 940
     1,100 shares at September 30, 1997
  Common stock, no par value; authorized,
     25,000,000 shares; issued and outstanding
     12,275,594 shares at September 30, 1997 and
     9,826,892 shares at March 31, 1997                    6,7                              12,111        10,090
  Additional paid-in capital                                                                 2,404         2,404
  Accumulated deficit                                                                      (12,311)      (10,043)
                                                                                          --------      --------

      Total shareholders' equity                                                             3,144         3,858
                                                                                          --------      --------

TOTAL                                                                                     $  7,322      $  6,007
                                                                                          ========      ========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CHATCOM, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
-------------------------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                    SEPTEMBER 30,                          SEPTEMBER 30,

                                                 1997                  1996                   1997          1996
                                           ----------            ----------             ----------    ----------
SALES                                      $    2,407            $    2,208             $    6,866    $    4,893
COST OF GOODS SOLD                              1,486                 1,519                  4,342         3,334
                                           ----------            ----------             ----------    ----------

GROSS PROFIT                                      921                   689                  2,524         1,559
                                           ----------            ----------             ----------    ----------

OPERATING EXPENSES:
  Selling                                         822                   834                  1,890         1,576
  General and administrative                    1,087                   697                  1,546         1,204
  Research and development                        568                   256                  1,168           453
  Severance expense                                                                                           61
                                           ----------            ----------             ----------    ----------

    Total operating expenses                    2,477                 1,787                  4,604         3,294
                                           ----------            ----------             ----------    ----------

LOSS FROM OPERATIONS                           (1,556)               (1,098)                (2,080)       (1,735)

INTEREST INCOME                                     2                    12                     (4)           28
INTEREST EXPENSE                                  (16)                    2                    (17)          (11)
                                           ----------            ----------             ----------    ----------

LOSS BEFORE INCOME TAXES                       (1,570)               (1,088)                (2,093)       (1,718)

PROVISION FOR INCOME TAXES                                                                      (1)
                                           ----------            ----------             ----------    ----------

NET LOSS                                   $   (1,570)           $   (1,088)            $   (2,094)   $   (1,718)
                                           ----------            ----------             ----------    ----------
DIVIDENDS ON PREFERRED
  STOCK                                          (113)                  (99)                  (175)         (824)
                                           ----------            ----------             ----------    ----------
NET LOSS AVAILABLE TO
   COMMON SHAREHOLDERS                     $   (1,683)           $   (1,187)            $   (2,269)   $   (2,542)
                                           ==========            ==========             ==========    ==========
LOSS PER SHARE:

Primary and fully diluted
  loss per share                           $    (0.17)           $    (0.14)            $    (0.23)   $    (0.31)
                                           ==========            ==========             ==========    ==========
Weighted average number of
  common shares and common
  share equivalents (primary and :
  fully diluted)                            9,961,238             8,553,457              9,894,814     8,139,945
                                           ==========            ==========             ==========    ==========

     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CHATCOM, INC.


STATEMENTS OF CASH FLOWS (UNAUDITED)                   (IN THOUSANDS)
--------------------------------------------------------------------

                                                                                    SIX MONTHS ENDED
                                                                                     SEPTEMBER 30,

                                                                                 1997           1996
                                                                                -------          -------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                                                        $(2,094)         $(1,718)
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization                                                    179              114
   Provision for losses on accounts receivable                                      559              143
   Interest on subordinated debt                                                     15
   Changes in operating assets and liabilities:
      Restricted cash                                                                                500
      Accounts receivable                                                        (2,127)             364
      Inventories                                                                  (399)             307
      Prepaid expenses and other current assets                                     (44)             (22)
      Deposits                                                                                        (2)
      Accounts payable                                                            2,133             (782)
      Accrued expenses                                                              (46)            (236)
                                                                                -------          -------
        Net cash used in operating activities                                    (1,824)          (1,332)
                                                                                -------          -------
CASH FLOWS FROM INVESTING
ACTIVITIES-
   Capital expenditures                                                            (176)            (100)
                                                                                -------          -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal payments of notes payable                                                              (939)
   Principal payments on capital leases                                             (13)             (19)
   Proceeds from sale of preferred stock                                            940            1,325
   Payment of dividends on preferred stock                                                           (10)
   Issuance of convertible subordinated debt                                        350
   Exercise of stock options and warrants                                                            850
                                                                                -------          -------
   Net cash provided by financing activities                                      1,277            1,207
                                                                                -------          -------
NET DECREASE IN CASH                                                               (723)            (225)

CASH, BEGINNING OF PERIOD                                                         1,169            1,067
                                                                                -------          -------

CASH, END OF PERIOD                                                             $   446          $   842
                                                                                =======          =======
                                                                                              (CONTINUED

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS (UNAUDITED)                 CONTINUED

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  During the six months ended September 30, 1997 and 1996, the Company paid interest of $2,336 and $10,473, respectively, and taxes of $8,253 and $425, respectively.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  During the six months ended September 30, 1997 and 1996, the Company entered into capital lease agreements for equipment with costs of $29,541 and $21,588, respectively.

  During the six months ended September 30, 1997, the Company accrued dividends payable on preferred stock of $175,000 and paid dividends of $175,000 through the issuance of 156,564 shares of common stock which resulted in an increase in common stock of $175,000 and a decrease in accrued expenses of $175,000.

  During the six months ended September 30, 1996, the Company accrued dividends on preferred stock of $67,072. Dividends of $10,495 were paid in cash, dividends of $33,786 were paid through the issuance of 24,194 shares of the Company's common stock and dividends of $22,792 were accrued but unpaid at September 30, 1996.

  During the six months ended September 30, 1997, the Company exchanged 2,496 shares of Series D preferred stock ($1,407,000) for 2,000,000 shares of common stock (see Note 6), which resulted in an increase in common stock of $1,407,000 and a decrease in preferred stock of $1,407,000.

  During the six months ended September 30, 1997, the Company converted $350,000 of convertible subordinated debt (received by the Company during May 1997), plus $15,173 in accrued interest, into 292,138 shares of common stock (see
  Note 6), which resulted in an increase in common stock of $365,173 and a decrease in convertible subordinated debt of $350,000 and a decrease in accrued expenses of $15,173.

                                                          (CONCLUDED)
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 CHATCOM, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


1.   ACCOUNTING POLICIES

     The accompanying unaudited financial statements of ChatCom, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB and, in the opinion of management, include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results of operations for the interim periods. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997. The results of operations for the six month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 1998.

     Certain prior year amounts have been reclassified to conform with current year classifications.


2.   INVENTORIES
     The components of inventories are as follows:

                                        September 30,
                                            1997
                                        -------------

      Raw materials                        $  782,000
      Work in process                       1,249,000
      Finished goods                        1,751,000
                                           ----------
      Inventory at cost                     3,782,000
      Less:  reserve for obsolescence         662,000
                                           ----------
                                           $3,120,000
                                           ==========

3.   EQUIPMENT AND FIXTURES

     Equipment and fixtures consist of the following:

                                        September 30,
                                            1997
                                        -------------

      Equipment                            $1,193,000
      Software                                138,000
      Furniture and fixtures                  185,000
      Leasehold improvements                   88,000
                                           ----------
                                            1,604,000

      Less:  accumulated depreciation        (926,000)
                                           ----------
      Equipment and fixtures, net          $  678,000
                                           ==========

4.   CONVERSION OF UNSECURED DEBT

     On September 30, 1997, the Company executed a letter of intent ("LOA") with Vermont Research Products, Inc. ("Vermont"), a major supplier of certain products (which are resold by the Company), for the conversion of the amount owed by the Company to Vermont at that time (approximately $2.0 million at September 30, 1997) into $1,300,000 of convertible redeemable preferred stock (the "Series F Preferred Stock") and a $750,000 convertible debenture (the "Debenture"). The Series F Preferred Stock would contain certain features including a dividend rate of 6% payable in preferred stock; convertible to Common Stock on the basis of $1.375 per share; liquidation rights of equal preference with other preferred shareholders; dividend restrictions; registration rights; and anti-dilution provisions. The Debenture would contain certain features including an interest coupon rate based on prime; convertible to Common Stock on the basis of $1.375 per share; secured by all of the Company's foreign accounts receivable (excluding those in North America); and be automatically reduced by payments of foreign accounts receivable (excluding North America) on the basis of 40% to Vermont and 60% to the Company. The LOA is subject to the execution of a definitive agreement prior to November 19, 1997.

     No assurances can be given that the Company's debt to Vermont will be converted based on the terms contained in the LOA or on any other terms satisfactory to the Company.


5.   ISSUANCE OF SERIES E PREFERRED STOCK

     On September 26, 1997, the Company entered into Stock Purchase Agreements (the "Agreements") whereby the Company agreed to sell to two accredited investors up to 1,700 shares of Series E Convertible Redeemable Preferred Stock, $1,000 stated value per share (the "Series E Preferred Stock"), and warrants to purchase 432,727 shares of Common Stock at a price of $1.25 per share (the "Series E Warrants"). Pursuant to the Agreements, a total of 1,100 shares of Series E Preferred Stock and 254,545 of the Series E Warrants were sold by the Company on September 26, 1997 for gross proceeds of $1,100,000. The sale of the Series E Preferred Stock and the Series E Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder. The Company received various representations and warranties from the investors, including a representation that the investors are "accredited investors" within the meaning of Regulation
D. Offering costs of $160,000, consisting primarily of cash finders' fees and legal fees, were incurred by the Company. The sale of the additional 600 shares of Series E Preferred Stock and 178,182 Series E Warrants ($600,000 of gross offering proceeds) is scheduled to occur within five days following the Company's satisfaction of certain conditions which include, among others, a registration statement covering the sale of the shares issuable upon conversion of the Series E Preferred Stock and upon the exercise of the Series E Warrants is declared effective; the market price of the Company's Common Stock for the ten trading days preceding the additional closing date exceeds $1.00 per share; and the funding from a strategic investor of at least $1,000,000 from the sale of equity securities of the Company. One-half of the Series E Preferred Stock is convertible at the election of the holder into shares of the Company's Common Stock commencing on the 51st day after the closing date and all of the Series E Preferred Stock is convertible commencing on the 91st day after such closing date. The conversion value to determine the number of shares of Common Stock into which the Series E Preferred Stock is convertible is the lesser of $1.375 or 75% of the average of the closing bid prices of the Common Stock during the five trading days immediately preceding the conversion date. The Series E Warrants are exercisable for five years commencing January 1, 1998. The Company has agreed to register the shares issuable upon the conversion of the Series E Preferred Stock and upon the exercise of the Series E Warrants.

     No assurance can be given that the Company will be able to satisfactorily meet the conditions required for the sale of the additional 600 shares of Series E Preferred Stock.

6. CONVERSION OF CONVERTIBLE SUBORDINATED DEBT AND SERIES D PREFERRED STOCK AND SETTLEMENT

     On September 11, 1997, the Company, together with a majority of its Board of Directors, were sued by The High View Fund and The High View Fund, L.P. (collectively, "High View"), holders of 2,498 shares of the Company's Series D Preferred Stock and lenders of a $350,000 convertible subordinated loan made to the Company in May 1997 (the "$350,000 Loan"). The lawsuits, filed in U.S. Federal District Court, Southern District of New York and in the State Court of New York, sought damages from the defendants for alleged wrongful actions relating to securities fraud and not informing High View regarding the extent of the Company's financial problems.

     On September 25, 1997, the parties entered into settlement agreements (comprised principally of a Stock Exchange Agreement, Registration Rights and Lock-up Agreement and Warrant agreements) related to both cases whereby High View agreed to exchange their 2,498 shares of Series D Preferred Stock (representing the entire Series D Preferred Stock issued by the Company) for a total of 2,000,000 shares of the Company's Common Stock and to convert the $350,000 Loan, plus $15,173 of accrued interest, into 292,138 shares of the Company's Common Stock. The settlement also included the exchange of High View's warrants to purchase 400,000 shares of Common Stock, exercisable at $3.125 per share, issued in connection with the Series D Preferred Stock in exchange for a warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $1.75 per share (the "New Warrants"). The New Warrants are exercisable in whole or in part effective September 25, 1997 and expire December 13, 2001. The Company is also required to register the shares issued in connection with the Stock Exchange Agreement (2,000,000); the shares underlying the New Warrants (1,000,000); the shares issued upon conversion of the $350,000 Loan plus accrued interest (292,138); and the dividend shares issued in connection with the Series D Preferred Stock (156,564) (collectively, the "Shares"); such registration statement to become effective on or before March 15, 1998. In the event the registration statement does not become effective by March 15, 1998, the Company is required to issue 50,000 shares of Common Stock to High View for each 30 day period after March 15, 1998 (prorated for partial periods) that such registration is not declared effective. As part of the settlement, High View is entitled to sell a maximum of 50,000 Shares per month during the period from December 15, 1997 through March 15, 1998. The settlement also required the Company to reimburse High View $15,000 for legal expenses incurred in connection with the settlement.


7.   SUBSEQUENT EVENT

     On November 6, 1997, the Company executed a letter of intent with Macon Holdings (S) PTE LTD. ("Macon") for the issuance of 666,666 shares of the Company's Common Stock ($1,000,000 in the aggregate) to Macon. The letter of intent provides for the execution of a formal stock subscription agreement evidencing that the shares being acquired by Macon are for investment purposes and may not be sold by Macon for a period of one year from date of issuance. In the event funds are not received by the Company within five days after receipt of a subscription agreement executed by Macon, the stock purchase offer and agreements shall terminate on the sixth day. Macon, headquartered in Singapore, is the Company's master distributor for Southeast Asia.


     No assurance can be given that a stock subscription agreement will be executed by Macon or that the $1,000,000 in funds, or any portion thereof, will be received by the Company.

                                 CHATCOM, INC.

8.   RELATED PARTY TRANSACTIONS

     The Assistant Secretary of the Company is also a shareholder of a law firm that provides legal consultation to the Company. At September 30, 1997 and 1996, the Company owed this law firm $12,889 and $8,525, respectively. During the six months ended September 30, 1997 and 1996, fees relating to services provided by this law firm in the amounts of $23,102 and $30,788, respectively, were included in general and administrative expenses in the accompanying statements of operations.

                                 CHATCOM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

     Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements, which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's various filings with the Securities and Exchange Commission, including without limitation the Company's Form 10-KSB for the fiscal year ended March 31, 1997, as amended.

RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     The Company continued to invest heavily in product development during the three months ended September 30, 1997 (the "second quarter of fiscal 1998"). Significant new account penetrations for Rains(TM) (or completely integrated consolidated server/storage) systems, which have long and large follow on sales potential, have continued to dominate the Company's activities. However, the Company is investing ahead of its anticipated future profitability in order to position itself at the forefront of the market which it competes in.

     Sales during the second quarter of fiscal 1998 ($2.4 million) increased $199,000 or 9% compared to the second quarter of fiscal 1997 primarily as a result of an increase in international shipments (primarily the Pacific Rim). The increase in sales is a result of the redirection of the Company's marketing efforts towards the server consolidation and network emulation markets. The Company believes that its penetration into these new markets will continue to positively affect revenue levels during the remainder of the fiscal year ending March 31, 1998. International customers accounted for 25% of sales during the second quarter of fiscal 1998 compared to 21% during the second quarter of fiscal 1997.

     The Company believes that sales may fluctuate on a quarterly basis as a result of a number of factors, including the status of world economic conditions, fluctuations in foreign currency exchange rates and the timing of system shipments (the current U.S. list price of the Company's most powerful system, for example, exceeds $300,000; thus the acceleration or delay of a small number of shipments from one quarter to the another can significantly affect the results of operations for the quarters involved).

     Cost of goods sold decreased to $1,486,000 or 62% of sales in the second quarter of fiscal 1998 from $1,519,000 or 69% of sales in the second quarter of fiscal 1997. The increase in gross margins during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 (38% vs. 31%, respectively) was primarily the result of lower prices of certain components (i.e. microprocessors and random access memory components); lower manufacturing overhead (including indirect labor) as a result of a cost reduction program initiated during the second quarter of fiscal 1998; and increased manufacturing efficiencies and greater absorption of overhead as a result of increased production due to greater demand for the Company's products. The gross margins in the second quarter of fiscal 1997 was adversely affected by increased inventory reserves ($90,000) which was partially related to product repositioning. The Company's gross margins are affected by several factors including, among others, sales mix and distribution channels and, therefore, may vary in future periods from those experienced during the second quarter of fiscal 1998.

     Selling expenses decreased $12,000 or 2% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997, primarily as a result of decreased advertising expenses ($132,000) and decreased marketing salaries due to certain cost reductions implemented during the second quarter of fiscal 1998. The decreases in fiscal 1998 were substantially offset by increased personnel costs as a result of additional sales personnel; increased commissions due to the increase in domestic sales; and increased expenses associated with international sales.

     General and administrative expenses during the second quarter of fiscal 1998 increased by $390,000 or 56% compared to the second quarter of fiscal 1997. The increase was primarily the result of an increase in bad debt expense, as a result of the establishment of a reserve ($500,000) during the second

                                 CHATCOM, INC.

quarter of fiscal 1998 related to the delinquency of a significant international account, as well as increased incentive compensation expense, salary expense and investor relations expenses during the second quarter of fiscal 1998. These increases were partially offset by reductions in consulting expenses ($90,000) during the second quarter of fiscal 1998.

      Research and development ("R&D") expenses during the second quarter of fiscal 1998 increased $312,000 or 12% compared to the second quarter of fiscal 1997. The increase was primarily attributable to increased expenditures for prototypes and consultants due to the Company's concerted effort to decrease product development time and increase pre-production product testing.

     The operating loss as a percentage of sales for the second quarter of 1998 and 1997 was 65% and 49%, respectively. The decrease in the percentage of operating loss to total sales during fiscal 1998 was primarily attributable to the increase in gross margin percentage in 1998 and the decrease in general and administrative expenses in 1998, as described above.

      Interest income decreased to $2,000 during the second quarter of fiscal 1998 from $12,000 during the second quarter of fiscal 1997 as a result of lower investment balances due primarily to cash used for operating activities during fiscal 1998.

      Interest expense increased to $16,000 during the second quarter of fiscal 1998 from $2,000 in the second quarter of fiscal 1997 primarily as a result of interest associated with a $350,000 loan received by the Company during May 1997 (see Note 6 of Notes to Financial Statements).

                                 CHATCOM, INC.

SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1996

      Sales during the six months ended September 30, 1997 (the "first half of fiscal 1998") were $6.9 million, an increase of $2.0 million or 40% over the $4.9 million recorded during the six months ended September 30, 1996 (the "first half of fiscal 1997). The increase was due primarily to increased international shipments (primarily the Pacific Rim), the majority of which occurred during the first quarter of fiscal 1998. International customers accounted for 55% of sales during the first half of fiscal 1998 compared to 17% during the first half of fiscal 1997.

     Cost of goods sold increased to $4.3 million or 63% of sales in the first half of fiscal 1998 from $3.3 million or 68% of sales in the first half of fiscal 1997. The increase in gross margins during the first half of fiscal 1998 compared to the first half of fiscal 1997 (37% vs. 32%, respectively) was primarily the result of lower prices of certain components (i.e. microprocessors and random access memory components); lower manufacturing overhead (including indirect labor) as a result of a cost reduction program initiated during the second quarter of fiscal 1998; increased manufacturing efficiencies and greater absorption of overhead as a result of increased production due to greater demand for the Company's products; and a decrease in inventory obsolescence reserves ($106,000) during the quarter ended June 30, 1997 (due to the sale of certain inventory previously reserved for) as compared to an increase inventory reserves ($100,000) during the first half of fiscal 1997 which was partially related to product repositioning.

       Selling expenses increased $314,000 or 20% in the first half of fiscal 1998 compared to the first half of fiscal 1997, primarily as a result of increased personnel costs as a result of additional sales personnel; increased commissions due to the increase in domestic sales; and increased expenses associated with international sales. The increases in the first half of fiscal 1998 were partially offset by decreased advertising expenses and decreased consulting expenses.

     General and administrative expenses during the first half of fiscal 1998 increased by $342,000 or 28% compared to the first half of fiscal 1997. The increase was primarily the result of an increase in bad debt expense, as a result of the establishment of a reserve ($500,000) during the second quarter of fiscal 1998 related to the delinquency of a significant international account, as well as increased salary expense, incentive compensation expense, and investor relations expenses during the first half of fiscal 1998. These increases were partially offset by reductions in consulting expense ($99,000) during the first half of fiscal 1998.

      Research and development expenses during the first half of fiscal 1998 increased $715,000 or 158% compared to the first half of fiscal 1997. The increase was primarily attributable to increased salaries due to additional personnel and expenditures for prototypes and consultants due to the Company's concerted effort to decrease product development time and increase pre-production product testing.

     The operating loss as a percentage of sales for the first half of fiscal 1998 and 1997 was 30% and 35%, respectively. The decrease in the percentage of operating loss to total sales during fiscal 1998 was primarily attributable to the increase in gross margin percentage in 1998, as described above.

      Interest income decreased to $4,000 during the first half of fiscal 1998 from $28,000 during the first half of 1997 as a result of lower investment balances due primarily to cash used for operating activities during fiscal 1998.

      Interest expense increased to $17,000 during the first half of fiscal 1998 from $11,000 in the first half of fiscal 1997 primarily as a result of interest associated with a $350,000 loan received by the Company during May 1997 (see
Note 6 of Notes to Financial Statements).

                                 CHATCOM, INC.

LIQUIDITY AND CAPITAL RESOURCES

     The Company recorded a net loss of $1,570,000 and $2,094,000 during the three and six months ended September 30, 1997, respectively. During the six months ended September 30, 1997, cash decreased $723,000 primarily due to negative cash flow from operations of $1,824,000. The negative cash flow from operations during the first half of fiscal 1998 was comprised primarily of the net loss ($1.9 million) and an increase in accounts receivable ($2.1 million), primarily as a result of a significant portion of system shipments occurring later in the second fiscal quarter of 1998 compared to the second fiscal quarter of 1997. These decreases were partially offset by an increase in accounts payable ($2.1 million), an increase in bad debt expense, as a result of the establishment of a reserve ($500,000) during the second quarter of fiscal 1998 related to the delinquency of a significant international account, and by non cash depreciation and amortization ($179,000).

     Net cash used for investing activities during the first half of fiscal 1998 ($176,000) was the result of expenditures related to computers and manufacturing equipment.

       Net cash provided by financing activities during the first half of fiscal 1998 ($1.3 million) was primarily the result of the issuance of 1,100 shares of Series E Preferred Stock ($940,000) and the receipt of $350,000 in connection with a subordinated debt agreement.

       As of September 30, 1997, the Company had working capital of $2.5 million, as compared to working capital of $3.2 million as of March 31, 1997. Approximately $2.7 million of working capital at September 30, 1997 is provided by accounts receivable owed to the Company by Macon, of which $2.2 million are delinquent in payment by more than 90 days for which a reserve for doubtful accounts of $500,000 has been established. The Company must provide additional liquidity to support its current level of operations or any significant future increase in revenues and is actively seeking additional financing to meet its immediate needs as well as its anticipated requirements for the balance of the current fiscal year. The purchasers of $1,100,000 of the Series E Preferred Stock have agreed to purchase an additional $600,000 of such shares but such purchase is subject to certain conditions which include, among others, a registration statement covering the resale of the shares issuable upon conversion of the Series E Preferred Stock and upon the exercise of the Series E Warrants is declared effective; the market price of the Company's Common Stock for the ten trading days preceding the additional closing date exceeds $1.00 per share; and the receipt of at least $1,000,000 from the sale of equity securities of the Company. Although the Company has also received a letter of agreement from a supplier for the conversion of approximately $2.0 million in unsecured debt into $1,250,000 in preferred stock and $750,000 in convertible debt and a letter of intent from Macon to invest $1.0 million in exchange for 666,666 shares of Common Stock of the Company, no assurances can be given that these financings will be consummated. Furthermore, there can be no assurance that the Company will be able to obtain additional commitments for sufficient financing.

     The Company has incurred operating losses in each of its last three fiscal years and has experienced operating losses for four consecutive fiscal quarters. Even if the Company successfully completes the debt and equity financings it is currently attempting to consummate, if the Company continues to experience operating losses in the future that results in a significant utilization of its liquid resources, the Company's liquidity and its ability over the long-term to sustain operations at current levels could be materially adversely affected.

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

                                 CHATCOM, INC.

financing will be available or that, if available, it will be available on terms favorable to the Company or its shareholders. Any increase in the outstanding number of shares of the Common Stock or options and warrants may have an adverse effect on the market price of the Common Stock and may hinder efforts to arrange future financing.

     The Company has no material commitments for capital expenditures as of September 30, 1997.

PART II     OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

      On September 11, 1997, the Company, together with a majority of its Board of Directors, were sued by The High View Fund and The High View Fund, L.P. (collectively, "High View"), holders of 2,498 shares of the Company's Series D Preferred Stock and lenders of a $350,000 convertible subordinated loan made to the Company in May 1997 (the "$350,000 Loan"). The lawsuits, filed in U.S. Federal District Court, Southern District of New York and in the State Court of New York, sought damages from the defendants for alleged wrongful actions relating to securities fraud and not informing High View regarding the extent of the Company's financial problems.

      On September 25, 1997, the parties entered into settlement agreements (comprised principally of a Stock Exchange Agreement, Registration Rights and Lock-up Agreement and Warrant agreements) related to both cases whereby High View agreed to exchange their 2,498 shares of Series D Preferred Stock (representing the entire Series D Preferred Stock issued by the Company) for a total of 2,000,000 shares of the Company's Common Stock and to convert the $350,000 Loan, plus $15,173 of accrued interest, into 292,138 shares of the Company's Common Stock. The settlement also included the exchange of High View's warrants to purchase 400,000 shares of Common Stock, exercisable at $3.125 per share, issued in connection with the Series D Preferred Stock in exchange for a warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $1.75 per share (the "New Warrants"). The New Warrants are exercisable in whole or in part effective September 25, 1997 and expire December 13, 2001. The Company is also required to register the shares issued in connection with the Stock Exchange Agreement (2,000,000); the shares underlying the New Warrants (1,000,000); the shares issued upon conversion of the $350,000 Loan plus accrued interest (292,138); and the dividend shares issued in connection with the Series D Preferred Stock (156,564) (collectively, the "Shares"); such registration statement to become effective on or before March 15, 1998. In the event the registration statement does not become effective by March 15, 1998, the Company is required to issue 50,000 shares of Common Stock to High View for each 30 day period after March 15, 1998 (prorated for partial periods) that such registration is not declared effective. As part of the settlement, High View is entitled to sell a maximum of 50,000 Shares per month during the period from December 15, 1997 through March 15, 1998. The settlement also required the Company to reimburse High View $15,000 for legal expenses incurred in connection with the settlement.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On September 26, 1997, the Company entered into Stock Purchase Agreements (the "Agreements") whereby the Company agreed to sell to two accredited investors up to 1,700 shares of Series E Convertible Redeemable Preferred Stock, $1,000 stated value per share (the "Series E Preferred Stock") and warrants to purchase 432,727 shares of Common Stock at a price of $1.25 per share (the "Series E Warrants"). Pursuant to the Agreement, a total of 1,100 shares of Series E Preferred Stock and 254,545 of the Series E Warrants were sold by the Company on September 26, 1997 for gross proceeds of $1,100,000. The sale of the Series E Preferred Stock and the Series E Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder. The Company received various representations and warranties from the investors including a representation that the investors are "accredited investors" within the meaning of Regulation
D. Offering costs of $160,000, consisting primarily of cash finders' fees and legal fees, were incurred by the Company. The sale of the additional 600 shares of Series E Preferred Stock and 178,182 Series E Warrants ($600,000 of gross offering proceeds) is scheduled to occur within five days following the Company's satisfaction of certain conditions which include, among others, a registration statement covering the resale of the shares issuable upon conversion of the Series E Preferred Stock and upon the exercise of the Series E Warrants is declared

                                 CHATCOM, INC.

effective; the market price of the Company's Common Stock for the ten trading days preceding the additional closing date exceeds $1.00 per share; and the funding from a strategic investor of at least $1,000,000 from the sale of equity securities of the Company. One-half of the Series E Preferred Stock is convertible at the election of the holder into shares of the Company's Common Stock commencing on the 51st day after the closing date and all of the Series E Preferred Stock is convertible commencing on the 91st day after such closing date. The conversion value to determine the number of shares of Common Stock into which the Series E Preferred Stock is convertible is the lesser of $1.375 or 75% of the average of the closing bid prices of the Common Stock during the five trading days immediately preceding the conversion date. The Series E Warrants are exercisable for five years commencing January 1, 1998. The Company has agreed to register the shares issuable upon the conversion of the Series E Preferred Stock and upon the exercise of the Series E Warrants.

      No assurance can be given that the Company will be able to satisfactorily meet the conditions required for the sale of the additional 600 shares of Series E Preferred Stock.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits

               The following exhibits are filed with this Form 10-QSB:

          3.1 Certification of Determination of Series E Convertible Redeemable Preferred Stock

          10.1 Letter of Agreement between the Company and Vermont Research Products, Inc. dated September 30, 1997

          10.2 Stock Exchange and Settlement Agreement between the Company and The High View Fund and The High View Fund, L.P. dated September 25, 1997

          10.3 Form of Warrant to purchase Common Stock issued to The High View Fund and The High View Fund, L.P.

          10.4 Form of Stock Purchase Agreement between the Company and the purchaser of the Series E Preferred Stock dated September 26, 1997

          10.5 Letter of Intent between the Company and Macon Holdings (S) PTE LTD. dated November 6, 1997

          27   Financial Data Schedule

     b.   Reports on Form 8-K.

          None.

No other information is required to be filed under Part II of this Form 10-QSB.

                                 CHATCOM, INC.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHATCOM, INC.,
                                    a California corporation


Date: November 18, 1997       By:   /s/ James B. Mariner
                                    ------------------------------------
                                    James B. Mariner, President and
                                    Chief Executive Officer

                              By:   /s/ Gordon L. Almquist
                                    ------------------------------------
                                    Gordon L. Almquist, Vice President,
                                    Finance and Chief Financial Officer