Form 10QSB
period 1997-12-31
CHATCOM INC
filed 1998-02-23
CIK 771642

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________


                                  FORM  10-QSB

 ___
| X |  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---
       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

                               Yes  X     No
                                  ----      ----

     As of January 31, 1998, there were 9,981,692 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes          No  X
                                                   ----         ----



                                                        Page 1 of 19
                                                        EXHIBIT INDEX ON PAGE 19

                                 CHATCOM, INC.


                        PART I    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS                                                                        (in thousands)
-----------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
                                                                              DECEMBER 31,      MARCH 31,
ASSETS                                                              NOTES        1997             1997
                                                                  ---------   -----------     -------------

CURRENT ASSETS:
  Cash and cash equivalents                                                    $    557         $  1,169
  Accounts receivable, net of allowances of $265,000
   (December 31, 1997) and $109,000 (March 31, 1997)                    2           853            1,334
  Inventories                                                         2,3         4,503            2,721
  Prepaid expenses and other
    current assets                                                                  102              108
                                                                               --------         --------
    Total current assets                                                          6,015            5,332

EQUIPMENT AND FIXTURES, Net                                             4           593              651

DEPOSITS                                                                             24               24
                                                                               --------         --------

TOTAL                                                                          $  6,632         $  6,007
                                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      7      $  4,865         $  1,427
  Accrued expenses                                                                  827              687
  Notes payable                                                         5           890
  Current portion of capital lease
    Obligations                                                                      23               23
                                                                               --------         --------
    Total current liabilities                                                     6,605            2,137
                                                                               --------         --------

CAPITAL LEASE OBLIGATIONS
   -less current portion                                                             22               12
                                                                               --------         --------

STOCKHOLDERS' EQUITY:
  Preferred Stock, no par value,
    authorized 1,000,000 shares:                                        7
  Series D Convertible Preferred Stock, $1,000 stated value
     per share, authorized 5,000 shares, issued and
     outstanding 2,496 shares at December 31, 1997
     and March 31, 1997                                                 5         1,407            1,407
  Series E Convertible Redeemable Preferred Stock,
     $1,000 stated value per share, authorized 2,000 shares,
     issued and outstanding 1,100 shares at December 31, 1997           6           937
  Common Stock, no par value, authorized,
     25,000,000 shares, issued and outstanding
     9,981,692 shares at December 31, 1997 and
     9,826,892 shares at March 31, 1997                               5,8        10,325           10,090
  Additional paid-in capital                                                      2,404            2,404
  Accumulated deficit                                                           (15,068)         (10,043)
                                                                               --------         --------

      Total stockholders' equity                                                      5            3,858
                                                                               --------         --------

TOTAL                                                                          $  6,632         $  6,007
                                                                               ========         ========

 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CHATCOM, INC.


STATEMENTS OF OPERATIONS (unaudited)         (in thousands, except share and per share data)
--------------------------------------------------------------------------------------------------
                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                           DECEMBER 31,                       DECEMBER 31,

                                        1997            1996              1997             1996
                                    ----------       ----------        ----------       ----------
SALES:
  Gross sales                       $    1,781       $    3,055        $    8,955       $    8,182
  Returns                               (2,302)            (305)           (2,895)            (538)
                                    ----------       ----------        ----------       ----------
    Net sales (returns)                   (521)           2,750             6,060            7,644
                                    ----------       ----------        ----------       ----------

COST OF GOODS SOLD                         328            1,723             4,485            5,057
                                    ----------       ----------        ----------       ----------

GROSS PROFIT (LOSS)                       (849)           1,027             1,575            2,587
                                    ----------       ----------        ----------       ----------

OPERATING EXPENSES:
  Selling                                  769              810             2,660            2,386
  General and administrative               372              515             1,922            1,720
  Research and development                 449              310             1,616              763
  Severance expense                                                                             61
                                    ----------       ----------        ----------       ----------

    Total operating expenses             1,590            1,635             6,198            4,930
                                    ----------       ----------        ----------       ----------

LOSS FROM OPERATIONS                    (2,439)            (608)           (4,623)          (2,343)

INTEREST INCOME                                              11                 9               39
INTEREST EXPENSE                          (182)              (1)             (199)             (12)
                                    ----------       ----------        ----------       ----------

LOSS BEFORE INCOME TAXES                (2,621)            (598)           (4,813)          (2,316)

PROVISION FOR INCOME TAXES                                                     (1)
                                    ----------       ----------        ----------       ----------

NET LOSS                            $   (2,621)      $     (598)       $   (4,814)      $   (2,316)

DIVIDENDS ON PREFERRED
  STOCK                                    (85)             (14)             (260)            (838)
                                    ----------       ----------        ----------       ----------

NET LOSS AVAILABLE TO
   COMMON SHAREHOLDERS              $   (2,706)      $     (612)       $   (5,074)      $    3,154)
                                    ==========       ==========        ==========       ==========

LOSS PER SHARE:

Primary and fully diluted
  loss per share                    $    (0.27)      $    (0.06)       $    (0.51)      $    (0.36)
                                    ==========       ==========        ==========       ==========


Weighted average number of
  common shares and common
  share equivalents (primary and
  fully diluted)                     9,934,190        9,746,066         9,893,585        8,683,912
                                    ==========       ==========        ==========       ==========

 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CHATCOM, INC.


STATEMENTS OF CASH FLOWS (UNAUDITED)                                          (in thousands)
------------------------------------------------------------------------------------------------
                                                                             NINE MONTHS ENDED
                                                                               DECEMBER 31,

                                                                             1997          1996
                                                                           -------       -------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                                                   $(4,814)      $(2,316)
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization                                               271           178
   Provision for losses on accounts receivable                                 302           145
   Provision for inventory obsolescence                                        306
   Interest on subordinated debt                                                20
   Interest on accounts payable (Note 7)                                       175
   Changes in operating assets and liabilities:
      Accounts receivable                                                      179             6
      Inventories                                                           (2,088)          461
      Prepaid expenses and other current assets                                  6             8
      Deposits                                                                                (2)
      Accounts payable                                                       3,438          (629)
      Accrued expenses                                                         (31)         (233)
                                                                           -------       -------

   Net cash used in operating activities                                    (2,236)       (2,382)
                                                                           -------       -------
CASH FLOWS FROM INVESTING
ACTIVITIES-
   Capital expenditures                                                       (183)         (194)
                                                                           -------       -------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal payments of notes payable                                                      (939)
   Change in restricted cash                                                                 500
   Principal payments on capital leases                                        (20)          (28)
   Proceeds from sale of preferred stock                                       937         3,667
   Proceeds from issuance of stock purchase warrants                                           5
   Payment of dividends on preferred stock                                                   (10)
   Proceeds from issuance of convertible subordinated debt                     890
   Exercise of stock options and warrants                                                    850
                                                                           -------       -------
   Net cash provided by financing activities                                 1,807         4,045
                                                                           -------       -------

NET (DECREASE) INCREASE IN CASH                                               (612)        1,469

CASH, BEGINNING OF PERIOD                                                    1,169         1,067
                                                                           -------       -------

CASH, END OF PERIOD                                                        $   557       $ 2,536
                                                                           =======       =======
                                                                                (CONTINUED)

 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS (unaudited)                      CONTINUED

                                 CHATCOM, INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATON:

  During the nine months ended December 31, 1997 and 1996, the Company paid interest of $2,336 and $10,473, respectively, and taxes of $8,253 and $425, respectively.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  During the nine months ended December 31, 1997 and 1996, the Company acquired office equipment under capital leases in the amount of $30,000 and $22,000, respectively.

  During the nine months ended December 31, 1997, the Company accrued dividends related to the Series D Convertible Preferred Stock of $187,000 and paid dividends of $235,000 through the issuance of 154,800 shares of common stock which resulted in an increase in common stock of $235,000 and a decrease in accrued expenses of $235,000.

  During the nine months ended December 31, 1997, the Company accrued dividends related to the Series E Convertible Redeemable Preferred Stock of $24,000.

  During the nine months ended December 31, 1996, the Company accrued dividends on preferred stock of $81,000. Dividends of $10,000 were paid in cash, dividends of $59,000 were paid through the issuance of 38,041 shares of the Company's common stock and dividends of $12,000 were accrued but unpaid at December 31, 1996.


                                              (CONCLUDED)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 CHATCOM, INC.


                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


1.   ACCOUNTING POLICIES

     The accompanying unaudited financial statements of ChatCom, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB and, in the opinion of management, include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results of operations for the interim periods. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended March 31, 1997. The results of operations for the nine month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 1998.

     Certain prior year amounts have been reclassified to conform with current year classifications.


2.   ACCOUNTS RECEIVABLE AND INVENTORY

     In January 1997, the Company executed a Memorandum of Understanding with Macon Holdings (S) Pte. Ltd. ("Macon") whereby Macon, headquartered in Singapore, was appointed a Master Distributor of the Company's products in the Asia Pacific Region. On December 5, 1997, the Company and Macon executed a Master Distribution Agreement (the "Distribution Agreement") which detailed the terms of the relationship between the parties.

     During the quarterly periods ended June 30, 1997 and September 30, 1997, the Company shipped equipment to Macon totaling $2.8 million and $.5 million, respectively ($3.3 million in the aggregate). These sales were made to Macon on an "open account" basis with payment terms generally 30 days from date of invoice. Payments made by Macon for the quarterly periods ended June 30, 1997, September 30, 1997 and December 31, 1997 totaled $250,000, $257,000, and $80,000, respectively. No payments have been received from Macon subsequent to December 31, 1997. As a result of Macon's inability to effect timely payments of its obligations to the Company, which Macon has attributed primarily to the Asian economic crisis during the later part of 1997 as well as less than anticipated market acceptance of the equipment, the Company and Macon have agreed to permit Macon to return to the Company all but $150,000 of unsold equipment (approximately $2.6 million). Of the amount agreed upon to be returned, approximately $505,000 was received by the Company as of December 31, 1997 and $1.6 million was received between January 1, 1998 and February 20, 1998. The Company anticipates receiving the remaining balance (approximately $495,000) by no later than February 28, 1998. The balance of the equipment to be returned by Macon subsequent to December 31, 1997 ($2.1 million, $1.3 million at cost) has been accrued and reflected in the Company's financial statements as of December 31, 1997.

                                 CHATCOM, INC.

3.   INVENTORIES

     The components of inventories are as follows:

                                                               December 31,
                                                                   1997
                                                               ------------

          Raw materials                                         $  567,000
          Work in process                                          971,000
          Finished goods                                         3,914,000
                                                                ----------

          Inventory at cost                                      5,452,000
          Less: reserve for obsolescence                          (949,000)
                                                                ----------
                                                                $4,503,000
                                                                ==========

4.   EQUIPMENT AND FIXTURES

     Equipment and fixtures consist of the following:

                                                                December 31,
                                                                    1997
                                                                ------------

          Equipment                                             $ 1,199,000
          Software                                                  138,000
          Furniture and fixtures                                    185,000
          Leasehold improvements                                     89,000
                                                                -----------
                                                                  1,611,000

          Less:  accumulated depreciation and amortization       (1,018,000)
                                                                -----------

          Equipment and fixtures, net                           $   593,000
                                                                ===========

5.   CONVERTIBLE SUBORDINATED DEBT AND SERIES D PREFERRED
     STOCK AND SETTLEMENT

     On September 11, 1997, the Company, together with a majority of its Board of Directors, were sued by The High View Fund and The High View Fund, L.P. (collectively, "High View"), holders of 2,496 shares of the Company's Series D Convertible Preferred Stock (the "Series D Preferred Stock") and lenders of a $350,000 convertible subordinated loan made to the Company in May 1997 (the "$350,000 Loan"). The lawsuits, filed in U.S. Federal District Court, Southern District of New York and in the State Court of New York, sought damages from the defendants for alleged wrongful actions relating to securities fraud and not informing High View regarding the extent of the Company's financial problems.

     On September 25, 1997, the parties entered into settlement agreements (comprised principally of a Stock Exchange Agreement, Registration Rights and Lock-up Agreement and Warrant agreements; collectively, the "Settlement Agreements") related to both cases whereby High View agreed to exchange their 2,496 shares of Series D Preferred Stock (representing the entire Series D Preferred Stock issued by the Company) for a total of 2,000,000 shares of the Company's Common Stock and to convert the $350,000 Loan, plus $15,173 of accrued interest thereon, into 292,138 shares of the Company's Common Stock (the "Exchange Transaction"). The Exchange Transaction also included the exchange of High View's warrants to purchase 400,000 shares of Common Stock, exercisable at $3.125 per share (the "Old Warrants"), issued to High View in connection with the issuance of the Series D Preferred Stock in exchange for warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $1.75 per share. The Settlement Agreements also required the Company to reimburse High View in the amount of $15,000 for legal expenses incurred in connection with the settlement.

                                 CHATCOM, INC.


       During December 1997, High View alleged in a draft complaint (which was not filed) that the Company and its directors had fraudulently induced High View to enter into the Exchange Transaction. On December 31, 1997, the Company terminated and cancelled the Exchange Transaction effective as of September 25, 1997 pursuant to an agreement with High View and certain of its affiliates (the "High View Group") dated December 30, 1997 (the "New Agreement"). Pursuant to the New Agreement, the Settlement Agreements entered into in connection with the Exchange Transaction were terminated and cancelled and all transactions purported to be effected pursuant to the Settlement Agreements were rescinded. As a result of the cancellation, (i) High View continues to hold the Series D Preferred Stock and the Old Warrants that were issued by the Company in December 1996; (ii) High View continues to be the payee of the $350,000 Loan; and (iii) the Stock Purchase Agreement by and among the Company and High View dated December 9, 1996 continues to be in full force and effect.

      In addition, pursuant to the New Agreement, the High View Group made additional loans to the Company in the amount of $540,000 (the "Additional Loans") to help the Company meet its working capital shortfall. The Additional Loans are evidenced by 9.5% convertible subordinated notes in the aggregate principal amount of $540,000 (the "Additional Notes"). In connection with the issuance of the Additional Notes, the Company also issued to the High View Group warrants to purchase an aggregate of 150,000 shares of Common Stock (the "Additional Warrants"). The Additional Notes mature on January 1, 1999 and bear interest on the outstanding principal amount at the rate of 9.5% per annum, payable semiannually in cash or shares of Common Stock at the election of the Company. The Additional Notes are convertible into shares of Common Stock, at the election of the holder, at a conversion price equal to the greater of (i) $0.35 or (ii) 75% of the average market price of the Common Stock during the ten trading days preceding the conversion date, subject to a maximum conversion price of $0.95. Payment of the Additional Notes is subordinated to the prior payment of indebtedness the Company may from time to time owe to any bank or other financial institution (but excluding trade creditors). The Additional Warrants expire on December 13, 2001 and have an exercise price of $0.375 per
share.   Pursuant to the New Agreement, the $350,000 Loan was evidenced by convertible subordinated notes having terms substantially the same as the terms of the Additional Notes. The Company has agreed to register the shares of Common Stock issuable upon conversion of the Additional Loans, the $350,000
Loan, and upon exercise of the Additional Warrants.   Under the terms of the New
Agreement, High View released the Company and its officers and directors from any claims that they might have arising from the Exchange Transaction contemplated by the Settlement Agreements. The New Agreement also required the Company to reimburse High View in the amount of $40,000 for legal expenses incurred in connection with the settlement.


6.   ISSUANCE OF SERIES E PREFERRED STOCK

     On September 26, 1997, the Company entered into Stock Purchase Agreements (the "Agreements") whereby the Company agreed to sell to two accredited investors up to 1,700 shares of Series E Convertible Redeemable Preferred Stock, $1,000 stated value per share (the "Series E Preferred Stock"), and warrants to purchase 432,727 shares of Common Stock at a price of $1.25 per share (the "Series E Warrants"). Pursuant to the Agreements, a total of 1,100 shares of Series E Preferred Stock and 254,545 of the Series E Warrants were sold by the Company on September 26, 1997 for gross proceeds of $1,100,000. The sale of the Series E Preferred Stock and the Series E Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder. The Company received various representations and warranties from the investors, including a representation that the investors are "accredited investors" within the meaning of Regulation
D. Offering costs of $163,000, consisting primarily of cash finders' fees and legal fees, were incurred by the Company. Dividends on the Series E Preferred Stock are payable in cash or Common Stock, at the option of the Company, at a rate of 8% per annum. The sale of the additional 600 shares of Series E Preferred Stock and 178,182 Series E Warrants ($600,000 of gross offering proceeds) is scheduled to occur within five days following the Company's satisfaction of certain conditions which include, among others, a registration statement covering the sale of the shares issuable upon conversion of the Series E Preferred Stock and upon the exercise of the Series E Warrants is declared effective; the market price of the Company's Common Stock for the ten trading days preceding the additional closing date exceeds $1.00 per share; and the

                                 CHATCOM, INC.


funding from a strategic investor of at least $1,000,000 from the sale of equity securities of the Company. One-half of the Series E Preferred Stock is convertible at the election of the holder into shares of the Company's Common Stock commencing on the 51/st/ day after the closing date and all of the Series E Preferred Stock is convertible commencing on the 91/st/ day after such closing date. The conversion value to determine the number of shares of Common Stock into which the Series E Preferred Stock is convertible is the lesser of $1.375 or 75% of the average of the closing bid prices of the Common Stock during the five trading days immediately preceding the conversion date. The Series E Warrants are exercisable for five years commencing January 1, 1998. The Company has agreed to register the shares issuable upon the conversion of the Series E Preferred Stock and upon the exercise of the Series E Warrants. The Registration Rights Agreement provides that in the event the registration statement is not declared effective on or before December 25, 1997, the Company shall pay the investors, on January 24, 1998 and on each successive date which is 30 days after the previous payment date (pro rated for partial periods) until such registration statement is declared effective, payments in the amount of 3% of the purchase price of outstanding Series E Preferred Stock ($1,100,000), in cash or shares of the Company's Common Stock at the election of the investor. As of February 20, 1998, such registration statement has not yet been filed, and the Company owed such investors payments in the amount of $62,700.

      No assurance can be given that the Company will be able to satisfactorily meet the conditions required for the sale of the additional 600 shares of Series E Preferred Stock.


7.   SUBSEQUENT EVENT - CONVERSION OF UNSECURED DEBT

     On January 29, 1998, the Company entered into a letter of intent with Vermont Research Products, Inc. ("Vermont"), a major supplier of certain products (which are resold by the Company), for the conversion of a portion of the amount owed by the Company to Vermont (approximately $2.0 million at December 31, 1997 and January 29, 1998) into 945 shares of the Company's Series F Convertible Redeemable Preferred Stock, $1,000 stated value per share, valued at $945,000 (the "Series F Preferred Stock") and 400 shares of the Company's Series G Convertible Preferred Stock, $1,000 stated value per share, valued at $400,000 (the "Series G Preferred Stock"). The letter of intent also provides for payment terms with respect to the remaining balance owed to Vermont (approximately $700,000 at December 31, 1997 and January 29, 1998 (the "Remaining Balance")). As additional consideration, the Company has agreed to issue to Vermont a five-year warrant to purchase 285,000 shares of Common Stock at an exercise price of $.35 per share. Dividends on the Series F Preferred Stock and Series G Preferred Stock are payable in cash or shares of Common Stock, at the election of the Company, at the rate of 9.5% per annum. The Series F Preferred Stock is convertible into shares of Common Stock at any time through January 31, 2003 at a conversion price equal to the market price at the time of conversion, but at a conversion price no greater than $.95 per share and no less than $.35 per share. The Series G Preferred Stock is convertible into shares of Common Stock at a conversion price of $.35 per share. The holders of the Series F Preferred Stock and Series G Preferred Stock are entitled to equal preference with holders of the Company's Series D and Series E Preferred Stock. The Company has agreed to use its best efforts to register the shares issuable upon the conversion of the Series F Preferred Stock and Series G Preferred Stock and upon the exercise of the warrants, with such registration statement to be declared effective no later than April 29, 1998 (extended to May 29, 1998 under certain circumstances). As long as any amounts of Series F Preferred Stock or Series G Preferred Stock remain outstanding, Vermont shall have the right to approve any preferred stock offering by the Company which rank equal to or senior to those of Vermont's, and approve any debt offering contemplated by the Company, except for commercial bank lines of credit or loans secured by the Company's U.S. accounts receivable or inventory. Of the remaining balance owed to Vermont after the conversion of certain amounts into the Series F Preferred Stock and the Series G Preferred Stock, $274,000 will represent equipment warehoused by Vermont for the Company and is payable to Vermont at the time of shipment to any customer of the Company. Of the remaining balance owed to Vermont (approximately $420,000 together with interest at 9.5% effective February 1, 1998), $5,000 will be paid upon execution of the definitive settlement agreement, $5,000 is payable on March 1, 1998, $5,000 is payable on April 1, 1998, and $35,000 per month is payable commencing May 1, 1998. Additionally, the Company is required to remit 25% of its collections of foreign accounts receivable commencing February 1, 1998 as well as 20% of the net proceeds to the Company of any equity financings

                                 CHATCOM, INC.

(other than commercial bank loan financing or asset based lending against United States accounts receivable and finished or assembled good inventory) effected by the Company subsequent to February 1, 1998 plus the sum of $50,000 upon consummation of each of the first two such financings. The Company has also agreed to pay Vermont's expenses in connection with this transaction. In the event the Company is engaged in a bankruptcy proceeding or reorganization, Vermont is allowed to be reinstated as an unsecured creditor. There can be no assurance that the parties will enter into a definitive settlement agreement as contemplated by the letter of intent.

During the quarter ended December 31, 1997 and in anticipation of entering into the above agreement, the Company agreed to Vermont's invoicing the Company $175,000 for interest charges related to its month-end balances owed to Vermont throughout 1997. The effective rate of interest was approximately 17%.


8.   LITIGATION

     A. On January 15, 1998, the Company was sued by Strategic Growth International, Inc. ("SGI"), an investor relations consulting firm. The lawsuit, filed in U.S. Federal District Court, Central District of California, seeks damages from the Company for the balance of certain finder's fees ($191,500) alleged by SGI to be owed by the Company to SGI in connection with the Company's financings from High View and for amounts alleged by SGI to be owed to SGI for consulting services ($75,841) and the economic value of stock options for 66,666 shares of the Company's Common Stock that SGI was to receive in connection with SGI's consulting services. SGI also seeks reimbursement for its legal fees in connection with the lawsuit and obtained an attachment order against certain of the Company's assets in connection with this lawsuit. At the present time, the parties have agreed in principle to settle the lawsuit. The terms of the proposed settlement include the Company's issuance to SGI of 800,000 shares of Common Stock, the granting to SGI of options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $.50 per share (the closing bid price on February 5, 1998), and the payment of $100,000 in cash to SGI, $25,000 of which was paid by the Company on February 9, 1998, with the balance ($75,000) payable in equal consecutive monthly installments of $15,000, beginning April 9, 1998. The Company has agreed to grant a security interest in the Company's finished goods inventory for the cash owed, and to register the foregoing shares under the Securities Act of 1933, including shares issuable upon the exercise of the stock options.

     Although the parties have agreed in principle to settle the lawsuit, such a settlement is subject to the completion and filing of documentation with the Court and, as a result, there can be no assurance that the lawsuit will be ultimately settled pursuant to the terms described above or at all.


     B. As a result of the Company's continuing liquidity crisis during fiscal 1998, the Company has been sued for non-payment by four suppliers of products and services, in addition to SGI, and numerous other vendors have forwarded their accounts with the Company to collection. The Company has entered into a Stipulation for Settlement with one supplier which will require the Company to pay the balance owed ($22,000) in cash, $2,000 of which was paid on February 9, 1998, with the balance ($20,000) payable in equal consecutive monthly installments of $4,000 beginning February 28, 1998. The Company has commenced settlement discussions with the other three plaintiffs, however, no settlements have yet been consummated with these plaintiffs and there can be no assurance that any such settlements will be obtained by the Company.


9.   RELATED PARTY TRANSACTIONS

     A. The Assistant Secretary of the Company is also a shareholder of a law firm that provides legal consultation to the Company. At December 31,1997 and 1996, the Company owed this law firm $16,000 and $4,000, respectively. During the nine months ended December 31, 1997 and 1996, fees relating to services provided by this law firm in the amounts of $34,000 and $53,000, respectively, were included in general and administrative expenses in the accompanying statements of operations.

                                 CHATCOM, INC.

       B. During the nine months ended December 31, 1997, the Company paid a finder's fee of $110,000 to Maximum Partners, Ltd. ("Maximum"), an investment banking firm, in connection with the Company's Series E Preferred Stock financing. Mark D. Lubash, Managing Director of Maximum, is a shareholder of the Company and son of A. Charles Lubash, a member of the Company's Board of Directors and former Chief Executive Officer of the Company.

////
////

                                 CHATCOM, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

     Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements, which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's business operations and financial condition and other factors as described in the Company's various filings with the Securities and Exchange Commission, including without limitation the Company's Form 10-KSB for the fiscal year ended March 31, 1997, as amended.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996

     Gross sales during the three months ended December 31, 1997 (the "third quarter of fiscal 1998") decreased $1.2 million or 40% compared to the third quarter of fiscal 1997. This decline resulted primarily from a decrease in shipments to domestic Value Added Resellers ("VAR's") which the Company believes is attributable to the declining demand for remote control type remote access solutions, decreased marketing and support for VAR's during fiscal 1998 due to the Company's cash flow constraints and the redirection of the Company's sales and marketing efforts toward the server consolidation and network emulation markets which began during fiscal 1997.

     Sales returns for the third quarter of fiscal 1998 ($2.3 million) were the result of an agreement entered into during December 1997 between the Company and its Singapore distributor, Macon Holdings(S) Pte. Ltd. ("Macon") whereby the Company agreed to permit Macon to return a substantial portion of the equipment (approximately $2.3 million during the third fiscal quarter) previously sold to Macon in the quarterly periods ended June 30, 1997 ($2.8 million) and September 30, 1997 ($.5 million) due to Macon's inability to pay for this equipment. Macon has attributed its inability to pay for the equipment primarily to the Asian economic crisis during the later part of 1997 as well as less than anticipated market acceptance of the equipment. Of the amount agreed upon to be returned, approximately $505,000 was received by the Company as of December 31, 1997 and $1.6 million was received between January 1, 1998 and February 20, 1998. The Company anticipates receiving the remaining balance (approximately $495,000) by no later than February 28, 1998. The balance of the equipment to be returned by Macon subsequent to December 31, 1997 ($2.1 million, $1.3 million at cost) has been accrued and reflected in the Company's financial statements as of December 31, 1997. The equipment received from Macon (including that portion to be received after February 20, 1998) has been added to the Company's inventory as of December 31, 1997 and is a type that can be readily sold to other customers in the event the Company is able to secure additional orders for these products.

     The Company believes that sales may fluctuate on a quarterly basis as a result of a number of factors, including the status of world economic conditions, fluctuations in foreign currency exchange rates and the timing of system shipments (the current U.S. list price of the Company's most powerful system, for example, exceeds $300,000; thus the acceleration or delay of a small number of shipments from one quarter to another can significantly affect the results of operations for the quarters involved). Orders and shipments during the first half of the March 31, 1998 fiscal quarter have been lower than anticipated and the Company believes that sales during the March 31, 1998 quarter and subsequent quarters may be adversely affected by the Company's poor financial condition, which will result in reduced sales and marketing activities and may cause certain customers to delay purchases from the Company or order from other suppliers until such time as the Company's financial condition significantly improves.

     Cost of goods sold decreased to $328,000 during the third quarter of fiscal 1998 from $1,723,000 or 63% of sales in the third quarter of fiscal 1997. Cost of goods sold during the third quarter of fiscal 1998 was reduced by approximately $1.5 million as a result of the product returns associated with Macon. Without the returns from Macon, cost of sales would have been approximately $1.8 million or 100% of

                                 CHATCOM, INC.

gross sales for the quarter ended December 31, 1997. The decrease in product gross margins during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 was primarily the result of an increase in inventory reserves (approximately $400,000) due to increased inventory balances and lower sales during fiscal 1998), price discounting on a large government order which was shipped during the third quarter of fiscal 1998, and the continuation of fixed manufacturing overhead which did not decrease proportinately with the lower sales during the third quarter of fiscal 1998. Although the cost of certain components (i.e., microprocessors and random access memory components) during the third quarter of fiscal 1998 were somewhat lower than the comparable prior year quarter, the Company has not been able to achieve further reductions in component costs due to the lower quantities purchased during fiscal 1998 as a result of the decrease in sales described above. The Company's gross margins are affected by several factors, including, among others, sales mix and distribution channels and, therefore, may vary in future periods from those experienced during the third quarter of fiscal 1998.

     Selling expenses decreased $41,000 or 5% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997, primarily as a result of decreased advertising expenses ($90,000) and decreased marketing salaries ($35,000) due to certain cost reductions implemented during the second quarter of fiscal 1998. The decreases in fiscal 1998 were substantially offset by increased personnel costs as a result of additional sales personnel and increased expenses associated with international sales efforts.

     General and administrative expenses during the third quarter of fiscal 1998 decreased by $143,000 or 28% compared to the third quarter of fiscal 1997. The decrease was primarily the result of a reduction in bad debt expense ($300,000) due to the Company's arrangement with Macon to receive back inventory (during the second fiscal quarter ended September 30, 1997, the Company established a bad debt reserve related to Macon as a result of Macon's payment delinquency) and reductions in management consulting expenses ($73,000). These decreases were partially offset by increases in legal fees ($132,000) and recruitment fees ($48,000) during the third quarter of fiscal 1998. As a result of the Company's current liquidity problems, a number of vendors have either sued the Company or have forwarded their accounts to collection. The Company anticipates incurring substantial legal expenses in the March 31, 1998 fiscal quarter as well as possible interruption in the receipt of goods and services due to its liquidity problems.

     Research and development expenses during the third quarter of fiscal 1998 increased $139,000 or 45% compared to the third quarter of fiscal 1997. The increase in fiscal 1998 was primarily attributable to additional personnel ($31,000) and consultants ($49,000) as well as increased expenditures for prototypes ($38,000) due to the Company's concerted effort to decrease product development time and increase pre-production product testing.

     In an effort to further reduce its operating expenses, the Company recently effected a reduction in its workforce which reduced total employee headcount from 60 to 45. During February 1998, Gary Dunham, the Company's Vice President of Sales and Marketing, resigned. Additionally, during February 1998, Richard F. Gordon, Chairman of the Company's Board of Directors, was appointed interim President and Chief Executive Officer, replacing James B. Mariner, who resigned as an officer of the Company. The Company and Mr. Mariner are currently negotiating an arrangement whereby Mr. Mariner, in the capacity as an independent contractor, would be responsible for directing the Company's sales and marketing efforts. During February 1998, Gordon L. Almquist, the Company's Chief Financial Officer, was appointed to the additional role of Chief Operating Officer.

     The Company did not earn interest income during the third quarter of fiscal 1998 compared to $11,000 earned during the third quarter of fiscal 1997 as a result of lower investment balances due primarily to cash used for operating activities during fiscal 1998.

     Interest expense increased to $182,000 during the third quarter of fiscal 1998 from $1,000 in the third quarter of fiscal 1997 primarily as a result of the Company's acceptance of a charge for interest ($175,000) by Vermont Research Products, Inc. ("Vermont"), a major supplier of certain products which are resold by the Company, in anticipation of the Company entering into an agreement with Vermont whereby Vermont would convert a portion of the balance owed by the Company to Preferred Stock as well as interest associated with a $350,000 convertible subordinated loan issued by the Company during May 1997.

                                 CHATCOM, INC.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1996

     Net sales during the nine months ended December 31, 1997 (the "first nine months of fiscal 1998") were $6.1 million, a decrease of $1.6 million or 21% compared to the $7.6 million recorded during the nine months ended December 31, 1996 (the "first nine months of fiscal 1997"). The decrease was due primarily to a decrease in shipments to domestic VAR's which the Company believes is attributable to the declining demand for remote control type remote access solutions, decreased marketing and support for VAR's during fiscal 1998 due to the Company's cash flow constraints, and the redirection of sales and marketing efforts toward the server consolidation and network emulation markets which began during fiscal 1997.

     Cost of goods sold were $4.5 million or 74% of net sales in the first nine months of fiscal 1998 compared to $5.1 million or 66% of sales in the first nine months of fiscal 1997. The decrease in gross margins during the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 (26% vs. 34%, respectively) was primarily the result of price discounting due to competetion and increased manufacturing overhead during fiscal 1998 due to increased indirect labor (primarily related to quality assurance) during fiscal 1998.

     Selling expenses increased $274,000, or 11% in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997, primarily as a result of increased personnel costs as a result of additional sales personnel ($168,000); increased commissions and bonuses due to the increase in sales personnel ($56,000); increased expenses associated with international sales efforts ($183,000), and increased trade show expenses ($50,000). The increases in the first nine months of fiscal 1998 were partially offset by decreased advertising expenses ($170,000), decreased marketing salaries ($37,000) due to certain cost reductions implemented during the second quarter of fiscal 1998, and decreased consulting expenses ($47,000).

     General and administrative expenses during the first nine months of fiscal 1998 increased by $202,000 or 12% compared to the first nine months of fiscal 1997. The increase was primarily the result of an increase in bad debt expense ($156,000) which is primarily related to Macon's remaining balance owed to the Company as of December 31, 1997 ($150,000), as well as increased legal fees during the first nine months of fiscal 1998 ($124,000). These increases were partially offset by reductions in consulting expense ($172,000) during the first nine months of fiscal 1998.

     Research and development expenses during the first nine months of fiscal 1998 increased $853,000, or 112% compared to the first nine months of fiscal 1997. The increase was primarily attributable to additional personnel ($201,000) and consultants ($253,000) as well as increased expenditures for prototypes ($253,000) due to the Company's concerted effort to decrease product development time and increase pre-production product testing.

     Interest income decreased to $9,000 during the first nine months of fiscal 1998 from $39,000 during the first nine months of 1997 as a result of lower investment balances due primarily to cash used for operating activities during fiscal 1998.

     Interest expense increased to $199,000 during the first nine months of fiscal 1998 from $12,000 in the first nine months of fiscal 1997 primarily as a result of the Company's acceptance of a charge for interest ($175,000) by Vermont, a major supplier of certain products which are resold by the Company, in anticipation of the Company entering into an agreement with Vermont whereby Vermont would convert a portion of the balance owed by the Company to Preferred Stock as well as interest associated with a $350,000 convertible subordinated loan issued by the Company during May 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company recorded a net loss of $2.6 million and $4.8 million during the three and nine months ended December 31, 1997, respectively. During the nine months ended December 31, 1997, cash

                                 CHATCOM, INC.

decreased $612,000 primarily due to the negative cash flow from operations of $2,236,000. The negative cash flow from operations during the first nine months of fiscal 1998 was comprised primarily of the net loss ($4.8 million) and an increase in inventory ($2.1 million), primarily as a result of the receipt of equipment back from Macon. These decreases were partially offset by an increase in accounts payable ($3.4 million), due primarily to the Company's delay in paying suppliers as a result of the Company's financial condition, and by non cash charges related to depreciation and amortization ($271,000), bad debt expense ($302,000) and inventory obsolescence ($306,000).

     Net cash used for investing activities during the first nine months of fiscal 1998 ($183,000) was the result of expenditures related to computers and manufacturing equipment.

     Net cash provided by financing activities during the first nine months of fiscal 1998 ($1.8 million) was primarily the result of the issuance of 1,100 shares of Series E Preferred Stock ($937,000) and the issuance of $890,000 in convertible subordinated debt.

     As of December 31, 1997, the Company had negative working capital of $.6 million, as compared to working capital of $3.2 million as of March 31, 1997. The Company must immediately provide additional liquidity to meet its current obligations and maintain its operations and is actively seeking additional financing to meet its immediate needs. The purchasers of $1,100,000 of the Series E Preferred Stock have agreed to purchase an additional $600,000 of such shares but such purchase is subject to certain conditions which include, among others, a registration statement covering the resale of the shares issuable upon conversion of the Series E Preferred Stock and upon the exercise of the Series E Warrants is declared effective; the market price of the Company's Common Stock for the ten trading days preceding the additional closing date exceeds $1.00 per share; and the receipt of at least $1,000,000 from the sale of equity securities of the Company. No assurances, however, can be given that this or any other financings will be consummated or that the proceeds from the sale of additional shares of Series E Preferred Stock or any other financing will be sufficient to permit the Company to continue its current operations. Furthermore, there can be no assurance that the Company will be able to obtain additional commitments for sufficient financing.

     The Company has incurred operating losses in each of its last three fiscal years, and has experienced operating losses for the past five consecutive fiscal quarters and is continuing to incur operating losses subsequent to December 31, 1997. Even if the Company successfully completes the debt and equity financings it is currently attempting to consummate, if the Company continues to experience operating losses in the future that result in a significant utilization of its liquid resources, the Company's liquidity and its ability over the long-term to continue its operations could be materially adversely affected.

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

     The Company had no material commitments for capital expenditures as of December 31, 1997.

                                 CHATCOM, INC.

PART II     OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

      A. On September 11, 1997, the Company, together with a majority of its Board of Directors, were sued by The High View Fund and The High View Fund, L.P. (collectively, "High View"), holders of 2,496 shares of the Company's Series D Preferred Stock and lenders of a $350,000 convertible subordinated loan made to the Company in May 1997 (the "$350,000 Loan"). The lawsuits, filed in U.S. Federal District Court, Southern District of New York and in the State Court of New York, sought damages from the defendants for alleged wrongful actions relating to securities fraud and not informing High View regarding the extent of the Company's financial problems.

     On September 25, 1997, the parties entered into settlement agreements (comprised principally of a Stock Exchange Agreement, Registration Rights and Lock-up Agreement and Warrant agreements; collectively, the "Settlement Agreements") related to both cases whereby High View agreed to exchange their 2,496 shares of Series D Preferred Stock (representing the entire Series D Preferred Stock issued by the Company) for a total of 2,000,000 shares of the Company's Common Stock and to convert the $350,000 Loan, plus $15,173 of accrued interest thereon, into 292,138 shares of the Company's Common Stock (the "Exchange Transaction"). The Exchange Transaction also included the exchange of High View's warrants to purchase 400,000 shares of Common Stock, exercisable at $3.125 per share (the "Old Warrants"), issued to High View in connection with the issuance of the Series D Preferred Stock in exchange for warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $1.75 per share. The Settlement Agreements also required the Company to reimburse High View in the amount of $15,000 for legal expenses incurred in connection with the settlement.

       During December 1997, High View alleged in a draft complaint (which was not filed) that the Company and its directors had fraudulently induced High View to enter into the Exchange Transaction. On December 31, 1997, the Company terminated and cancelled the Exchange Transaction effective as of September 25, 1997 pursuant to an agreement with High View and certain of its affiliates (the "High View Group") dated December 30, 1997 (the "New Agreement"). Pursuant to the New Agreement, the Settlement Agreements entered into in connection with the Exchange Transaction were terminated and cancelled and all transactions purported to be effected pursuant to the Settlement Agreements were rescinded. As a result of the cancellation, (i) High View continues to hold the Series D Preferred Stock and the Old Warrants that were issued by the Company in December 1996; (ii) High View continues to be the payee of the $350,000 Loan; and (iii) the Stock Purchase Agreement by and among the Company and High View dated December 9, 1996 continues to be in full force and effect.

      In addition, pursuant to the New Agreement, the High View Group made additional loans to the Company in the amount of $540,000 (the "Additional Loans") to help the Company meet its working capital shortfall. The Additional Loans are evidenced by 9.5% convertible subordinated notes in the aggregate principal amount of $540,000 (the "Additional Notes"). In connection with the issuance of the Additional Notes, the Company also issued to the High View Group warrants to purchase an aggregate of 150,000 shares of Common Stock (the "Additional Warrants"). The Additional Notes mature on January 1, 1999 and bear interest on the outstanding principal amount at the rate of 9.5% per annum, payable semiannually in cash or shares of Common Stock at the election of the Company. The Additional Notes are convertible into shares of Common Stock, at the election of the holder, at a conversion price equal to the greater of (i) $0.35 or (ii) 75% of the average market price of the Common Stock during the ten trading days preceding the conversion date, subject to a maximum conversion price of $0.95. Payment of the Additional Notes is subordinated to the prior payment of indebtedness the Company may from time to time owe to any bank or other financial institution (but excluding trade creditors). The Additional Warrants expire on December 13, 2001 and have an exercise price of $0.375 per
share.   Pursuant to the New Agreement, the $350,000 Loan was evidenced by convertible subordinated notes having terms substantially the same as the terms of the Additional Notes. The Company has agreed to register the shares of Common Stock issuable upon conversion of the Additional Loans, the $350,000
Loan, and upon exercise of the Additional Warrants.   Under the terms of the New
Agreement, High View released the Company and its officers and directors from any claims that they might have arising from the Exchange Transaction

                                 CHATCOM, INC.

contemplated by the Settlement Agreements. The New Agreement also required the Company to reimburse High View in the amount of $40,000 for legal expenses incurred in connection with the settlement.

     B. On January 15, 1998, the Company was sued by Strategic Growth International, Inc. ("SGI"), an investor relations consulting firm. The lawsuit, filed in U.S. Federal District Court, Central District of California, seeks damages from the Company for the balance of certain finder's fees ($191,500) alleged by SGI to be owed by the Company to SGI in connection with the Company's financings from High View and for amounts alleged by SGI to be owed to SGI for consulting services ($75,841) and the economic value of stock options for 66,666 shares of the Company's Common Stock that SGI was to receive in connection with SGI's consulting services. SGI also seeks reimbursement for its legal fees in connection with the lawsuit and obtained an attachment against certain of the Company's assets in connection with this lawsuit. As of February 5, 1998, the parties agreed in principle to settle the lawsuit. The terms of the proposed settlement include the Company's issuance to SGI of 800,000 shares of Common Stock, the granting to SGI of options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $.50 per share (the closing bid price on February 5, 1998), and the payment of $100,000 in cash to SGI, $25,000 of which was paid by the Company on February 9, 1998, with the balance ($75,000) payable in equal consecutive monthly installments of $15,000, beginning April 9, 1998. The Company has agreed to grant a security interest in the Company's finished goods inventory for the cash owed, and to register the foregoing shares under the Securities Act of 1933, including shares issuable upon the exercise of the stock options.

      Although the parties have agreed in principle to settle the lawsuit, such a settlement is subject to the completion and filing of documentation with the Court and, as a result, there can be no assurance that the lawsuit will be ultimately settled pursuant to the terms described above or at all.

      C. As a result of the Company's continuing liquidity crisis during fiscal 1998, the Company has been sued for non-payment by four suppliers of products and services, in addition to SGI, and numerous other vendors have forwarded their accounts with the Company to collection. The Company has entered into a Stipulation for Settlement with one supplier which will require the Company to pay the balance owed ($22,000) in cash, $2,000 of which was paid on February 9, 1998, with the balance ($20,000) payable in equal consecutive monthly installments of $4,000 beginning February 28, 1998. The Company has commenced settlement discussions with the other three plaintiffs, however, no settlements have yet been consummated with these plaintiffs and there can no assurance that any such settlements will be obtained by the Company.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On September 26, 1997, the Company entered into Stock Purchase Agreements (the "Agreements") whereby the Company agreed to sell to two accredited investors up to 1,700 shares of Series E Convertible Redeemable Preferred Stock, $1,000 stated value per share (the "Series E Preferred Stock"), and warrants to purchase 432,727 shares of Common Stock at a price of $1.25 per share (the "Series E Warrants"). Pursuant to the Agreements, a total of 1,100 shares of Series E Preferred Stock and 254,545 of the Series E Warrants were sold by the Company on September 26, 1997 for gross proceeds of $1,100,000. The sale of the Series E Preferred Stock and the Series E Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder. The Company received various representations and warranties from the investors, including a representation that the investors are "accredited investors" within the meaning of Regulation
D. Offering costs of $163,000, consisting primarily of cash finders' fees and legal fees, were incurred by the Company. Dividends on the Series E Preferred Stock are payable in cash or Common Stock, at the option of the Company, at a rate of 8% per annum. The sale of the additional 600 shares of Series E Preferred Stock and 178,182 Series E Warrants ($600,000 of gross offering proceeds) is scheduled to occur within five days following the Company's satisfaction of certain conditions which include, among others, a registration statement covering the sale of the shares issuable upon conversion of the Series E Preferred Stock and upon the exercise of the Series E Warrants is declared effective; the market price of the Company's Common Stock for the ten trading days preceding the additional closing date exceeds $1.00 per share; and the funding from a strategic investor of at least $1,000,000 from the sale of equity securities of the Company. One-half of

                                 CHATCOM, INC.

the Series E Preferred Stock is convertible at the election of the holder into shares of the Company's Common Stock commencing on the 51/st/ day after the closing date and all of the Series E Preferred Stock is convertible commencing on the 91/st/ day after such closing date. The conversion value to determine the number of shares of Common Stock into which the Series E Preferred Stock is convertible is the lesser of $1.375 or 75% of the average of the closing bid prices of the Common Stock during the five trading days immediately preceding the conversion date. The Series E Warrants are exercisable for five years commencing January 1, 1998. The Company has agreed to register the shares issuable upon the conversion of the Series E Preferred Stock and upon the exercise of the Series E Warrants. The Registration Rights Agreement provides that in the event the registration statement is not declared effective on or before December 15, 1997, the Company shall has agreed to pay the investors, on January 24, 1998 and on each successive date which is 30 days after the previous payment date (pro rated for partial periods) until such registration statement is declared effective, payments in the amount of 3% of the purchase price of outstanding Series E Preferred Stock ($1,100,000), in cash or shares of the Company's Common Stock at the election of the investor. As of February 20, 1998, such registration statement has not been filed, and the Company owed such investors payments in the amount of $62,700.

      No assurance can be given that the Company will be able to satisfactorily meet the conditions required for the sale of the additional 600 shares of Series E Preferred Stock.

                                 CHATCOM, INC.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a.   Exhibits. The following exhibits are filed with this Form 10-QSB:

               10.1 Agreement between the Company and The High View Fund, L.P. and The High View Fund dated December 30, 1997.

               10.2 Form of Convertible Subordinated Note issued to The High View Fund, The High View Fund, L.P. and their affiliates.

               10.3 Form of Warrant to purchase Common Stock issued to The High View Fund, The High View Fund, L.P. and their affiliates.

               27     Financial Data Schedule

          b.   Reports on Form 8-K.

               Current Report on Form 8-K dated December 19, 1997 reporting on
               Item 5, as filed on December 29, 1997.

No other information is required to be filed under Part II of this Form 10-QSB.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHATCOM, INC.,
                                    a California corporation


Date: February 20, 1998       By:   /s/ Richard F. Gordon
                                       -------------------
                                    Richard F. Gordon, Chairman of the
                                    Board of Directors


                              By:   /s/ Gordon L. Almquist
                                       -------------------
                                    Gordon L. Almquist, Vice
                                    President, Finance and Chief
                                    Financial Officer