Form 10QSB/A
period 1997-09-30
CHATCOM INC
filed 1998-04-09
CIK 771642

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________


                                 FORM 10-QSB/A

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



                                         Page 1 of 17
                                         Exhibit Index on Page 16

                                 CHATCOM, INC.

                        PART I    FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS                                                                              (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------

                                                                                     SEPTEMBER 30,     MARCH 31,
ASSETS                                                     NOTES                        1997             1997
                                                           -----                     -------------     ---------
                                                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                               $    446      $  1,169
  Accounts receivable, net of allowances of $577,000
   (September 30, 1997) and $109,000 (March 31, 1997)                                        2,617         1,334
  Inventories                                                2                               3,305         2,721
  Prepaid expenses and other
    current assets                                                                             152           108
                                                                                          --------      --------
    Total current assets                                                                     6,520         5,332

EQUIPMENT AND FIXTURES, Net                                  3                                 678           651

DEPOSITS                                                                                        24            24
                                                                                          --------      --------

TOTAL                                                                                     $  7,222      $  6,007
                                                                                          ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           4                            $  3,560      $  1,427
  Accrued expenses                                                                             566           687
  Current portion of capital lease
    obligations                                                                                 28            23
                                                                                          --------      --------
    Total current liabilities                                                                4,154         2,137

CAPITAL LEASE OBLIGATIONS
   -less current portion                                                                        24            12

SHAREHOLDERS' EQUITY
  Preferred stock, no par value;
    authorized 1,000,000 shares;                             4
  Series D Preferred Stock, $1,000 stated value per
    share, authorized 5,000 shares, issued and outstanding
    2,496 shares at March 31, 1997                                                                         1,407
  Series E Preferred Stock, $1,000 stated value per
    share, authorized 2,000 shares, issued and outstanding
    1,100 shares at September 30, 1997                       5                                 940
  Common stock, no par value; authorized,
    25,000,000 shares; issued and outstanding
    12,275,594 shares at September 30, 1997 and
    9,826,892 shares at March 31, 1997                     6,7                              12,111        10,090
  Additional paid-in capital                                                                 2,404         2,404
  Accumulated deficit                                                                      (12,411)      (10,043)
                                                                                          --------      --------

      Total shareholders' equity                                                             3,044         3,858
                                                                                          --------      --------

TOTAL                                                                                     $  7,222      $  6,007
                                                                                          ========      ========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CHATCOM, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
-------------------------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                    SEPTEMBER 30,                          SEPTEMBER 30,

                                                 1997                  1996                   1997          1996
                                           ----------            ----------             ----------    ----------
SALES                                      $    2,122            $    2,208             $    6,581    $    4,893
COST OF GOODS SOLD                              1,301                 1,519                  4,157         3,334
                                           ----------            ----------             ----------    ----------

GROSS PROFIT                                      821                   689                  2,424         1,559
                                           ----------            ----------             ----------    ----------

OPERATING EXPENSES:
  Selling                                         822                   834                  1,891         1,576
  General and administrative                    1,087                   697                  1,550         1,204
  Research and development                        568                   256                  1,167           453
  Severance expense                                                                                           61
                                           ----------            ----------             ----------    ----------

    Total operating expenses                    2,477                 1,787                  4,608         3,294
                                           ----------            ----------             ----------    ----------

LOSS FROM OPERATIONS                           (1,656)               (1,098)                (2,184)       (1,735)

INTEREST INCOME                                     2                    12                      9            28
INTEREST EXPENSE                                  (16)                    2                    (17)          (11)
                                           ----------            ----------             ----------    ----------

LOSS BEFORE INCOME TAXES                       (1,670)               (1,088)                (2,192)       (1,718)

PROVISION FOR INCOME TAXES                                                                      (1)
                                           ----------            ----------             ----------    ----------

NET LOSS                                   $   (1,670)           $   (1,088)            $   (2,193)   $   (1,718)
                                           ----------            ----------             ----------    ----------
DIVIDENDS ON PREFERRED
  STOCK                                          (113)                  (99)                  (175)         (824)
                                           ----------            ----------             ----------    ----------
NET LOSS AVAILABLE TO
   COMMON SHAREHOLDERS                     $   (1,783)           $   (1,187)            $   (2,368)   $   (2,542)
                                           ==========            ==========             ==========    ==========
LOSS PER SHARE:

Primary and fully diluted
  loss per share                           $    (0.18)           $    (0.14)            $    (0.24)   $    (0.31)
                                           ==========            ==========             ==========    ==========
Weighted average number of
  common shares and common
  share equivalents (primary and :
  fully diluted)                            9,961,238             8,553,457              9,894,814     8,139,945
                                           ==========            ==========             ==========    ==========

     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CHATCOM, INC.


STATEMENTS OF CASH FLOWS (UNAUDITED)                   (IN THOUSANDS)
--------------------------------------------------------------------

                                                                                    SIX MONTHS ENDED
                                                                                     SEPTEMBER 30,

                                                                                 1997           1996
                                                                                -------          -------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                                                        $(2,193)         $(1,718)
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization                                                    179              114
   Provision for losses on accounts receivable                                      559              143
   Interest on subordinated debt                                                     15
   Changes in operating assets and liabilities:
      Restricted cash                                                                                500
      Accounts receivable                                                        (1,842)             364
      Inventories                                                                  (584)             307
      Prepaid expenses and other current assets                                     (44)             (22)
      Deposits                                                                                        (2)
      Accounts payable                                                            2,132             (782)
      Accrued expenses                                                              (46)            (236)
                                                                                -------          -------
        Net cash used in operating activities                                    (1,824)          (1,332)
                                                                                -------          -------
CASH FLOWS FROM INVESTING
ACTIVITIES-
   Capital expenditures                                                            (176)            (100)
                                                                                -------          -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal payments of notes payable                                                              (939)
   Principal payments on capital leases                                             (13)             (19)
   Proceeds from sale of preferred stock                                            940            1,325
   Payment of dividends on preferred stock                                                           (10)
   Issuance of convertible subordinated debt                                        350
   Exercise of stock options and warrants                                                            850
                                                                                -------          -------
   Net cash provided by financing activities                                      1,277            1,207
                                                                                -------          -------
NET DECREASE IN CASH                                                               (723)            (225)

CASH, BEGINNING OF PERIOD                                                         1,169            1,067
                                                                                -------          -------

CASH, END OF PERIOD                                                             $   446          $   842
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


2.   INVENTORIES
     The components of inventories are as follows:

                                        September 30,
                                            1997
                                        -------------

      Raw materials                        $  782,000
      Work in process                       1,249,000
      Finished goods                        1,936,000
                                           ----------
      Inventory at cost                     3,967,000
      Less:  reserve for obsolescence        (662,000)
                                           ----------
                                           $3,305,000
                                           ==========

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

     Sales during the second quarter of fiscal 1998 ($2.1 million) decreased $86,000 or 4% compared to the second quarter of fiscal 1997 primarily as a result of a decrease in international shipments. The Company believes that sales may fluctuate on a quarterly basis as a result of a number of factors, including the status of world economic conditions, fluctuations in foreign currency exchange rates and the timing of system shipments (the current U.S. list price of the Company's most powerful system, for example, exceeds $300,000; thus the acceleration or delay of a small number of shipments from one quarter to the another can significantly affect the results of operations for the quarters involved).

     Cost of goods sold decreased to $1,301,000 or 61% of sales in the second quarter of fiscal 1998 from $1,519,000 or 69% of sales in the second quarter of fiscal 1997. The increase in gross margins during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 (39% vs. 31%, respectively) was primarily the result of lower prices of certain components (i.e. microprocessors and random access memory components) and lower manufacturing overhead (including indirect labor) as a result of a cost reduction program initiated during the second quarter of fiscal 1998. The gross margins in the second quarter of fiscal 1997 was adversely affected by increased inventory reserves ($90,000) which was partially related to product repositioning. The Company's gross margins are affected by several factors including, among others, sales mix and distribution channels and, therefore, may vary in future periods from those experienced during the second quarter of fiscal 1998.

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

                                 CHATCOM, INC.

SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1996

      Sales during the six months ended September 30, 1997 (the "first half of fiscal 1998") were $6.6 million, an increase of $1.7 million or 34% over the $4.9 million recorded during the six months ended September 30, 1996 (the "first half of fiscal 1997). The increase was due primarily to increased international shipments (primarily the Pacific Rim), the majority of which occurred during the first quarter of fiscal 1998. International customers accounted for 51% of sales during the first half of fiscal 1998 compared to 17% during the first half of fiscal 1997.

     Cost of goods sold increased to $4.2 million or 63% of sales in the first half of fiscal 1998 from $3.3 million or 68% of sales in the first half of fiscal 1997. The increase in gross margins during the first half of fiscal 1998 compared to the first half of fiscal 1997 (37% vs. 32%, respectively) was primarily the result of lower prices of certain components (i.e. microprocessors and random access memory components); lower manufacturing overhead (including indirect labor) as a result of a cost reduction program initiated during the second quarter of fiscal 1998; increased manufacturing efficiencies and greater absorption of overhead as a result of increased production due to greater demand for the Company's products; and a decrease in inventory obsolescence reserves ($106,000) during the quarter ended June 30, 1997 (due to the sale of certain inventory previously reserved for) as compared to an increase inventory reserves ($100,000) during the first half of fiscal 1997 which was partially related to product repositioning.

       Selling expenses increased $315,000 or 20% in the first half of fiscal 1998 compared to the first half of fiscal 1997, primarily as a result of increased personnel costs as a result of additional sales personnel; increased commissions due to the increase in domestic sales; and increased expenses associated with international sales. The increases in the first half of fiscal 1998 were partially offset by decreased advertising expenses and decreased consulting expenses.

     General and administrative expenses during the first half of fiscal 1998 increased by $346,000 or 29% compared to the first half of fiscal 1997. The increase was primarily the result of an increase in bad debt expense, as a result of the establishment of a reserve ($500,000) during the second quarter of fiscal 1998 related to the delinquency of a significant international account, as well as increased salary expense, incentive compensation expense, and investor relations expenses during the first half of fiscal 1998. These increases were partially offset by reductions in consulting expense ($99,000) during the first half of fiscal 1998.

      Research and development expenses during the first half of fiscal 1998 increased $714,000 or 158% compared to the first half of fiscal 1997. The increase was primarily attributable to increased salaries due to additional personnel and expenditures for prototypes and consultants due to the Company's concerted effort to decrease product development time and increase pre-production product testing.

     The operating loss as a percentage of sales for the first half of fiscal 1998 and 1997 was 33% and 35%, respectively. The decrease in the percentage of operating loss to total sales during fiscal 1998 was primarily attributable to the increase in gross margin percentage in 1998, as described above.

      Interest income decreased to $9,000 during the first half of fiscal 1998 from $28,000 during the first half of 1997 as a result of lower investment balances due primarily to cash used for operating activities during fiscal 1998.

      Interest expense increased to $17,000 during the first half of fiscal 1998 from $11,000 in the first half of fiscal 1997 primarily as a result of interest associated with a $350,000 loan received by the Company during May 1997 (see
Note 6 of Notes to Financial Statements).

                                 CHATCOM, INC.

LIQUIDITY AND CAPITAL RESOURCES

     The Company recorded a net loss of $1,670,000 and $2,193,000 during the three and six months ended September 30, 1997, respectively. During the six months ended September 30, 1997, cash decreased $723,000 primarily due to negative cash flow from operations of $1,824,000. The negative cash flow from operations during the first half of fiscal 1998 was comprised primarily of the net loss ($2.2 million) and an increase in accounts receivable ($1.8 million), primarily as a result of a significant portion of system shipments occurring later in the second fiscal quarter of 1998 compared to the second fiscal quarter of 1997. These decreases were partially offset by an increase in accounts payable ($2.1 million), an increase in bad debt expense, as a result of the establishment of a reserve ($500,000) during the second quarter of fiscal 1998 related to the delinquency of a significant international account, and by non cash depreciation and amortization ($179,000).

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

       As of September 30, 1997, the Company had working capital of $2.4 million, as compared to working capital of $3.2 million as of March 31, 1997. Approximately $2.4 million of working capital at September 30, 1997 is provided by accounts receivable owed to the Company by Macon, of which $1.9 million are delinquent in payment by more than 90 days for which a reserve for doubtful accounts of $500,000 has been established. The Company must provide additional liquidity to support its current level of operations or any significant future increase in revenues and is actively seeking additional financing to meet its immediate needs as well as its anticipated requirements for the balance of the current fiscal year. The purchasers of $1,100,000 of the Series E Preferred Stock have agreed to purchase an additional $600,000 of such shares but such purchase is subject to certain conditions which include, among others, a registration statement covering the resale of the shares issuable upon conversion of the Series E Preferred Stock and upon the exercise of the Series E Warrants is declared effective; the market price of the Company's Common Stock for the ten trading days preceding the additional closing date exceeds $1.00 per share; and the receipt of at least $1,000,000 from the sale of equity securities of the Company. Although the Company has also received a letter of agreement from a supplier for the conversion of approximately $2.0 million in unsecured debt into $1,250,000 in preferred stock and $750,000 in convertible debt and a letter of intent from Macon to invest $1.0 million in exchange for 666,666 shares of Common Stock of the Company, no assurances can be given that these financings will be consummated. Furthermore, there can be no assurance that the Company will be able to obtain additional commitments for sufficient financing.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits

               The following exhibits are filed with this Form 10-QSB:

          3.1 Certification of Determination of Series E Convertible Redeemable Preferred Stock (Previously Filed)

          10.1 Letter of Agreement between the Company and Vermont Research Products, Inc. dated September 30, 1997 (Previously Filed)

          10.2 Stock Exchange and Settlement Agreement between the Company and The High View Fund and The High View Fund, L.P. dated September 25, 1997 (Previously Filed)

          10.3 Form of Warrant to purchase Common Stock issued to The High View Fund and The High View Fund, L.P. (Previously Filed)

          10.4 Form of Stock Purchase Agreement between the Company and the purchaser of the Series E Preferred Stock dated September 26, 1997 (Previously Filed)

          10.5 Letter of Intent between the Company and Macon Holdings (S) PTE LTD. dated November 6, 1997 (Previously Filed)

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

                                    CHATCOM, INC.,
                                    a California corporation


Date: April 9, 1998

                                    By:   /s/ Richard F. Gordon
                                    ------------------------------------
                                    Richard F. Gordon, Chairman of
                                    the Board of Directors

                                    By:   /s/ Gordon L. Almquist
                                    ------------------------------------
                                    Gordon L. Almquist, Vice President,
                                    Finance and Chief Financial Officer