Form 10QSB/A
period 1997-12-31
CHATCOM INC
filed 1998-04-09
CIK 771642

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



                                                        Page 1 of 18
                                                        EXHIBIT INDEX ON PAGE 17

                                 CHATCOM, INC.


                         PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS                                                                        (in thousands)
-----------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
                                                                              DECEMBER 31,      MARCH 31,
ASSETS                                                              NOTES        1997             1997
                                                                  ---------   -----------     -------------

CURRENT ASSETS:
  Cash and cash equivalents                                                    $    557         $  1,169
  Accounts receivable, net of allowances of $265,000
   (December 31, 1997) and $109,000 (March 31, 1997)                    2           853            1,334
  Inventories                                                         2,3         3,569            2,721
  Inventories to be returned from customer                            2,3           934
  Prepaid expenses and other
    current assets                                                                  102              108
                                                                               --------         --------
    Total current assets                                                          6,015            5,332

EQUIPMENT AND FIXTURES, Net                                             4           593              651

DEPOSITS                                                                             24               24
                                                                               --------         --------

TOTAL                                                                          $  6,632         $  6,007
                                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      7      $  4,865         $  1,427
  Accrued expenses                                                                  827              687
  Notes payable                                                         5           890
  Current portion of capital lease
    Obligations                                                                      23               23
                                                                               --------         --------
    Total current liabilities                                                     6,605            2,137
                                                                               --------         --------

CAPITAL LEASE OBLIGATIONS
   -less current portion                                                             22               12
                                                                               --------         --------

STOCKHOLDERS' EQUITY:
  Preferred Stock, no par value,
    authorized 1,000,000 shares:                                        7
  Series D Convertible Preferred Stock, $1,000 stated value
    per share, authorized 5,000 shares, issued and
    outstanding 2,496 shares at December 31, 1997
    and March 31, 1997                                                  5         1,407            1,407
  Series E Convertible Redeemable Preferred Stock,
    $1,000 stated value per share, authorized 2,000 shares,
    issued and outstanding 1,100 shares at December 31, 1997            6           937
  Common Stock, no par value, authorized,
    25,000,000 shares, issued and outstanding
    9,981,692 shares at December 31, 1997 and
    9,826,892 shares at March 31, 1997                                5,8        10,325           10,090
  Additional paid-in capital                                                      2,404            2,404
  Accumulated deficit                                                           (15,068)         (10,043)
                                                                               --------         --------

      Total stockholders' equity                                                      5            3,858
                                                                               --------         --------

TOTAL                                                                          $  6,632         $  6,007
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
                                    ==========       ==========        ==========       ==========

 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CHATCOM, INC.


STATEMENTS OF CASH FLOWS (UNAUDITED)                                          (in thousands)
------------------------------------------------------------------------------------------------
                                                                             NINE MONTHS ENDED
                                                                               DECEMBER 31,

                                                                             1997          1996
                                                                           -------       -------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                                                   $(4,814)      $(2,316)
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization                                               271           178
   Provision for losses on accounts receivable                                 302           145
   Provision for inventory obsolescence                                        306
   Interest on subordinated debt                                                20
   Interest on accounts payable (Note 7)                                       175
   Changes in operating assets and liabilities:
      Accounts receivable                                                      179             6
      Inventories                                                             (754)          461
      Inventories to be returned from customer                              (1,334)
      Prepaid expenses and other current assets                                  6             8
      Deposits                                                                                (2)
      Accounts payable                                                       3,438          (629)
      Accrued expenses                                                         (31)         (233)
                                                                           -------       -------

   Net cash used in operating activities                                    (2,236)       (2,382)
                                                                           -------       -------
CASH FLOWS FROM INVESTING
ACTIVITIES-
   Capital expenditures                                                       (183)         (194)
                                                                           -------       -------
CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal payments of notes payable                                                      (939)
   Change in restricted cash                                                                 500
   Principal payments on capital leases                                        (20)          (28)
   Proceeds from sale of preferred stock                                       937         3,667
   Proceeds from issuance of stock purchase warrants                                           5
   Payment of dividends on preferred stock                                                   (10)
   Proceeds from issuance of convertible subordinated debt                     890
   Exercise of stock options and warrants                                                    850
                                                                           -------       -------
   Net cash provided by financing activities                                 1,807         4,045
                                                                           -------       -------

NET (DECREASE) INCREASE IN CASH                                               (612)        1,469

CASH, BEGINNING OF PERIOD                                                    1,169         1,067
                                                                           -------       -------

CASH, END OF PERIOD                                                        $   557       $ 2,536
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


2.   ACCOUNTS RECEIVABLE AND INVENTORY

     In January 1997, the Company executed a Memorandum of Understanding with Macon Holdings (S) Pte. Ltd. ("Macon") whereby Macon, headquartered in Singapore, was appointed a Master Distributor of the Company's products in the Asia Pacific Region. The terms that governed the business dealings and relationship between the Company and Macon were subsequently memorialized in a Master Distributor Agreement dated December 5, 1997, (the "Distribution Agreement"). The Distribution Agreement also provided for the scheduled repayment of the outstanding balance owed by Macon and granted Macon the exclusive rights to distribute the Company's products in the Asia Pacific region provided that Macon purchase a minimum of $3.0 million of equipment (net of returns) from the Company through the period ending December 31, 1998. In the event Macon does not purchase the required minimum, the Company retained the right to sell directly into the territory and appoint additional distributors or resellers in the territory.

     During the quarterly periods ended June 30, 1997 and September 30, 1997, the Company shipped equipment to Macon totaling $2.8 million and $.5 million, respectively ($3.3 million in the aggregate). These sales were made to Macon on an "open account" basis with payment terms generally 30 days from date of invoice. Payments made by Macon for the quarterly periods ended June 30, 1997, September 30, 1997 and December 31, 1997 totaled $250,000, $257,000, and $80,000, respectively. No payments have been received from Macon subsequent to December 31, 1997. As a result of Macon's inability to effect timely payments of its obligations to the Company, which Macon has attributed primarily to the Asian economic crisis during the later part of 1997 as well as less than anticipated market acceptance of the equipment, the Company and Macon have agreed to permit Macon to return to the Company all but $150,000 of unsold equipment (approximately $2.6 million at sales price, approximately $1.7 million at cost). Of the amount agreed upon to be returned, approximately $505,000 (approximately $328,000 at cost) was received by the Company as of December 31, 1997 (of which $285,000 at sales price, approximately $185,000 at cost, was accrued for as of September 30, 1997) and $1.6 million at sales price (approximately $1.0 million at cost) was received between January 1, 1998 and February 20, 1998. The Company anticipates receiving the remaining balance (approximately $495,000 at sales price, approximately $322,000 at cost) by no later than February 28, 1998. The balance of the equipment to be returned by Macon subsequent to December 31, 1997 ($2.1 million at sales price, $1.3 million at cost) has been accrued and reflected in the Company's financial statements as of December 31, 1997. As a result of the significant increase in inventory due primarily to the product returns from Macon described above as well as price decreases due to technological obsolescence (and anticipated future price decreases) of certain components associated with the returned equipment, the Company recorded an increase to its reserve for the obsolescence of approximately $400,000 during the quarter ended December 31, 1997. The Company anticipates selling between $300,000 and $400,000 (at cost) of the returned equipment during the quarter ended March 31, 1998 and the balance during the next twelve months and expects to recover the carrying value of the returned equipment.


     As a result of Macon's inability to remit timely on its prior obligations to the Company, the Company anticipates that all future sales to Macon will be on letter of credit or cash payment-in-full in advance of shipment.

                                 CHATCOM, INC.

3.   INVENTORIES AND INVENTORIES TO BE RETURNED FROM CUSTOMER

     The components of inventories and inventories to be returned from customer are as follows:

                                                   AT DECEMBER 31, 1997
                                            ---------------------------------
                                                            INVENTORIES TO BE
                                                              RETURNED FROM
                                            INVENTORIES          CUSTOMER
                                            -----------     -----------------

     Raw materials                          $  567,000             $      --
     Work in process                           971,000                    --
     Finished goods                          2,580,000              1,334,000
                                            ----------             ----------

     Inventory at cost                       4,118,000              1,334,000
     Less: reserve for obsolescence           (549,000)              (400,000)
                                            ----------             ----------
                                            $3,569,000             $  934,000
                                            ==========             ==========

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

                                 CHATCOM, INC.


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

                                 CHATCOM, INC.


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


7.   SUBSEQUENT EVENT - CONVERSION OF UNSECURED DEBT

     On January 29, 1998, the Company entered into a letter of intent with Vermont Research Products, Inc. ("Vermont"), a major supplier of certain products (which are resold by the Company), for the conversion of a portion of the amount owed by the Company to Vermont (approximately $2.0 million at December 31, 1997 and January 29, 1998) into 945 shares of the Company's Series F Convertible Redeemable Preferred Stock, $1,000 stated value per share, valued at $945,000 (the "Series F Preferred Stock") and 400 shares of the Company's Series G Convertible Preferred Stock, $1,000 stated value per share, valued at $400,000 (the "Series G Preferred Stock"). The letter of intent also provides for payment terms with respect to the remaining balance owed to Vermont (approximately $700,000 at December 31, 1997 and January 29, 1998 (the "Remaining Balance")). As additional consideration, the Company has agreed to issue to Vermont a five-year warrant to purchase 285,000 shares of Common Stock at an exercise price of $.35 per share. Dividends on the Series F Preferred Stock and Series G Preferred Stock are payable in cash or shares of Common Stock, at the election of the Company, at the rate of 9.5% per annum. The Series F Preferred Stock is convertible into shares of Common Stock at any time through January 31, 2003 at a conversion price equal to the market price at the time of conversion, but at a conversion price no greater than $.95 per share and no less than $.35 per share. The Series G Preferred Stock is convertible into shares of Common Stock at a conversion price of $.35 per share. The holders of the Series F Preferred Stock and Series G Preferred Stock are entitled to equal preference with holders of the Company's Series D and Series E Preferred Stock. The Company has agreed to use its best efforts to register the shares issuable upon the conversion of the Series F Preferred Stock and Series G Preferred Stock and upon the exercise of the warrants, with such registration statement to be declared effective no later than April 29, 1998 (extended to May 29, 1998 under certain circumstances). As long as any amounts of Series F Preferred Stock or Series G Preferred Stock remain outstanding, Vermont shall have the right to approve any preferred stock offering by the Company which rank equal to or senior to those of Vermont's, and approve any debt offering contemplated by the Company, except for commercial bank lines of credit or loans secured by the Company's U.S. accounts receivable or inventory. Of the remaining balance owed to Vermont after the conversion of certain amounts into the Series F Preferred Stock and the Series G Preferred Stock, $274,000 will represent equipment warehoused by Vermont for the Company and is payable to Vermont at the time of shipment to any customer of the Company. Of the remaining balance owed to Vermont (approximately $420,000 together with interest at 9.5% effective February 1, 1998), $5,000 will be paid upon execution of the definitive settlement agreement, $5,000 is payable on March 1, 1998, $5,000 is payable on April 1, 1998, and $35,000 per month is payable commencing May 1, 1998. Additionally, the Company is required to remit 25% of its collections of foreign accounts receivable commencing February 1, 1998 as well as 20% of the net proceeds to the Company of any equity financings (other than commercial bank loan financing or asset based lending against United States accounts receivable and finished or assembled good inventory) effected by the Company subsequent to February 1, 1998 plus the sum of $50,000 upon consummation of each of the first two such financings. The Company has also agreed to pay Vermont's expenses in connection with this transaction. In the event the Company is engaged in a bankruptcy proceeding or reorganization,

                                 CHATCOM, INC.


Vermont is allowed to be reinstated as an unsecured creditor. There can be no assurance that the parties will enter into a definitive settlement agreement as contemplated by the letter of intent.

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

     Although the parties have agreed in principle to settle the lawsuit, such a settlement is subject to the completion and filing of documentation with the Court and, as a result, there can be no assurance that the lawsuit will be ultimately settled pursuant to the terms described above or at all. The Company believes, however, that the settlement as described above is probable as of this date and as a result, anticipates recording a loss provision of approximately $568,000 (of which approximately $68,000 is attributable to the value of the options to be issued to SGI) for the estimated value of the settlement, during the quarter ended March 31, 1998.

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

     Sales returns for the third quarter of fiscal 1998 ($2.3 million) were the result of an agreement entered into during December 1997 between the Company and its Singapore distributor, Macon Holdings(S) Pte. Ltd. ("Macon") whereby the Company agreed to permit Macon to return a substantial portion of the equipment (approximately $2.6 million at sales value, approximately $1.7 million at cost, of which $285,000 at sales price, approximately $185,000 at cost, was accrued for as of September 30, 1997) previously sold to Macon in the quarterly periods ended June 30, 1997 ($2.8 million) and September 30, 1997 ($.5 million) due to Macon's inability to pay for this equipment. Macon has attributed its inability to pay for the equipment primarily to the Asian economic crisis during the later part of 1997 as well as less than anticipated market acceptance of the equipment. Of the amount agreed upon to be returned, approximately $505,000 (approximately $328,000 at cost) was received by the Company as of December 31, 1997 (of which $285,000 at sales price, approximately $185,000 at cost was accrued for as of September 30, 1997) and $1.6 million at sales price (approximately $1.0 million at cost) was received between January 1, 1998 and February 20, 1998. The Company anticipates receiving the remaining balance (approximately $495,000 at sales price, approximately $322,000 at cost) by no later than February 28, 1998. The balance of the equipment to be returned by Macon subsequent to December 31, 1997 ($2.1 million at sales price, $1.3 million at cost) has been accrued and reflected in the Company's financial statements as of December 31, 1997 as inventories to be returned from customer. The equipment received from Macon (including that portion to be received after February 20, 1998) is a type that can be readily sold to other customers in the event the Company is able to secure additional orders for these products.

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

     Cost of goods sold decreased to $328,000 during the third quarter of fiscal 1998 from $1,723,000 or 63% of sales in the third quarter of fiscal 1997. Cost of goods sold during the third quarter of fiscal 1998 was reduced by approximately $1.5 million as a result of the product returns associated with Macon. Without the returns from Macon, cost of sales would have been approximately $1.8 million or 100% of gross sales for the quarter ended December 31, 1997. The decrease in product gross margins during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 was primarily the result of an increase in inventory reserves (approximately $400,000) due to the significant increase in inventory due primarily to the product returns from Macon as well as price decreases due to technological obsolescence (and anticipated future price decreases) of certain components associated with the returned equipment; price discounting on a large government order which was shipped during the third quarter

                                 CHATCOM, INC.


of fiscal 1998; and the continuation of fixed manufacturing overhead which did not decrease proportionately with the lower sales during the third quarter of fiscal 1998. Although the cost of certain components (i.e., microprocessors and random access memory components) during the third quarter of fiscal 1998 were somewhat lower than the comparable prior year quarter, the Company has not been able to achieve further reductions in component costs due to the lower quantities purchased during fiscal 1998 as a result of the decrease in sales described above. The Company's gross margins are affected by several factors, including, among others, sales mix and distribution channels and, therefore, may vary in future periods from those experienced during the third quarter of fiscal 1998.

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

     Cost of goods sold were $4.5 million or 74% of net sales in the first nine months of fiscal 1998 compared to $5.1 million or 66% of sales in the first nine months of fiscal 1997. The decrease in gross margins during the first nine months of fiscal 1998 compared to the first

                                 CHATCOM, INC.


nine months of fiscal 1997 (26% vs. 34%, respectively) was primarily the result of price discounting due to competition and increased manufacturing overhead during fiscal 1998 due to increased indirect labor (primarily related to quality assurance) during fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company recorded a net loss of $2.6 million and $4.8 million during the three and nine months ended December 31, 1997, respectively. During the nine months ended December 31, 1997, cash decreased $612,000 primarily due to the negative cash flow from operations of $2,236,000. The negative cash flow from operations during the first nine months of fiscal 1998 was comprised primarily of the net loss ($4.8 million) and an increase in inventories ($2.1 million), primarily as a result of the inventories to be returned from Macon ($1.3 million). These decreases were partially offset by an increase in accounts payable ($3.4 million), due primarily to the Company's delay in paying suppliers as a result of the Company's financial condition, and by non cash charges related to depreciation and amortization ($271,000), bad debt expense ($302,000) and inventory obsolescence ($306,000).

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

                                 CHATCOM, INC.

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

                                 CHATCOM, INC.

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

     Although the parties have agreed in principle to settle the lawsuit, such a settlement is subject to the completion and filing of documentation with the Court and, as a result, there can be no assurance that the lawsuit will be ultimately settled pursuant to the terms described above or at all. The Company believes, however, that the settlement as described above is probable as of this date and as a result, anticipates recording a loss provision of approximately $568,000 (of which approximately $68,000 is attributable to the value of the options to be issued to SGI) for the estimated value of the settlement, during the quarter ending March 31, 1998.

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

                                 CHATCOM, INC.

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

                                 CHATCOM, INC.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a.   Exhibits. The following exhibits are filed with this Form 10-QSB:

               10.1 Agreement between the Company and The High View Fund, L.P. and The High View Fund dated December 30, 1997. (Previously Filed)

               10.2 Form of Convertible Subordinated Note issued to The High View Fund, The High View Fund, L.P. and their affiliates. (Previously Filed)

               10.3 Form of Warrant to purchase Common Stock issued to The High View Fund, The High View Fund, L.P. and their affiliates. (Previously Filed)

               23.1   Consent of Grobstein, Horwath & Company LLP.

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