Form 10KSB
period 1998-03-31
CHATCOM INC
filed 1998-07-10
CIK 771642

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                  -----------
                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998
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
                               (Title of Class)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X     No
          -----     -----

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

          State issuer's revenues for its most recent fiscal year: $7,271,000.

          As of June 25, 1998, the aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to The Nasdaq Stock Market's closing price for the Registrant's Common Stock on June 25, 1998, was approximately $4,764,000.

          The number of shares outstanding of the Registrant's only class of common stock, as of June 25, 1998, was 11,591,215.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive proxy statement for its Annual Meeting of Shareholders which is anticipated to be filed within 120 days of March 31,1998, is incorporated by reference in response to Part III of this Annual Report on Form 10-KSB.

                             INDEX TO FORM 10-KSB

                               TABLE OF CONTENTS

                                                                Page
                                                                ----
                                    Part I
                                    ------

Item  1:      Description of Business.......................      3

Item  2:      Description of Property.......................     23

Item  3:      Legal Proceedings.............................     23

Item  4:      Submission of Matters to a Vote
              of Security Holders...........................     25

                                    Part II
                                    -------

Item  5:      Market for Common Equity and
              Related Shareholder Matters...................     25

Item  6:      Management's Discussion and Analysis..........     26

Item  7:      Financial Statements..........................     32

Item  8:      Changes In and Disagreements with
              Accountants on Accounting and
              Financial Disclosure..........................     32

                                   Part III
                                   --------

Item  9:      Directors, Executive Officers,
              Promoters, and Control Persons;
              Compliance with Section 16(a)
              of the Exchange Act...........................     32

Item 10:      Executive Compensation........................     33

Item 11:      Security Ownership of Certain
              Beneficial Owners and Management..............     33

Item 12:      Certain Relationships and
              Related Transactions..........................     33

Item 13:      Exhibits and
              Reports on Form 8-K...........................     33

                                     PART I


     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
     ---------------------------------------------------------------------------
     1995
     ----

     THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THAT INVOLVES RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, STATEMENTS WITH RESPECT TO THE COMPANY'S LIQUIDITY AND CAPITAL RESOURCES, STRATEGY, PROPOSED SALES OF THE COMPANY'S PRODUCTS, MARKETS FOR THE COMPANY'S PRODUCTS AND THE DEVELOPMENT OF THE COMPANY'S PRODUCTS, INCLUDING CONSOLIDATED SERVER PRODUCTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE ABILITY OF THE COMPANY TO OBTAIN ADDITIONAL FINANCING, THE UNCERTAINTY OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS, THE RISKS RELATING TO NEW PRODUCT DEVELOPMENT AND NEW APPLICATIONS OF THE COMPANY'S PRODUCTS, CONDUCTING BUSINESS WITH FOREIGN CUSTOMERS AND THE COMPETITIVE MARKET FOR THE COMPANY'S PRODUCTS AND THOSE DISCUSSED IN THE SECTION ENTITLED "CAUTIONARY STATEMENTS AND RISK FACTORS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT.

ITEM 1.  DESCRIPTION OF BUSINESS

     ChatCom, Inc. ("ChatCom" or the "Company") develops, integrates, manufactures and markets highly-efficient centralized servers and storage management systems. Commencing in the fiscal year ended March 31, 1997, the Company has worked to reposition itself into the rapidly growing consolidated server market and has won a major industry award for the excellence of its product line in meeting consolidated server requirements (LAN Times - Best of
                                                          ---------
Times Award for Consolidated Servers, February 1997). In prior years, the Company's products had been geared primarily toward the remote control segment of the remote access market. However, increased competition from alternative technologies, lower demand and changes in access topology caused by increased dominance of the Internet have led to declining revenues in the remote control segment of the remote access market and increased operating losses that have significantly impaired the Company's liquidity and capital resources, and caused the Company to shift its product development and marketing efforts to focus on the consolidated server market.

     The Company has taken significant steps to position itself in the consolidated server, network test and simulation, clustering, computer telephony, multi-user remote access and telecom Internet service markets, refocusing its product development and marketing efforts to achieve this goal. The Company considers its major strength to be its ability to deliver fault resilient high and ultra-high density processing platforms, which deploy the latest in processor and bus technology. Its product line features a highly scalable architecture, highly competitive power efficiency, fully functioned management software and low Mean-Time-To-Repair (MTTR). The Company's primary product line is the well known ChatterBox(TM) family of server consolidation and clustering platforms, a fully open OSI (Open Systems Interconnect) architecture that supports all major network operating systems. With five different models in the family, the ChatterBox series has been designed to meet the needs of the consolidated server market, and thereby addresses the needs of the high-density applications server, Internet server and network simulation markets.

     In order to generate additional working capital to fund the Company's marketplace transition and its continuing operating losses, the Company completed several private placements of its equity and debt securities during the fiscal year ended March 31, 1998 ("fiscal 1998") and prior fiscal years. The Company at present has insufficient liquidity to meet its current obligations or to support its current level of operations or any significant increase in revenues, and is actively seeking additional financing to meet its short-term needs. Should the Company fail to obtain additional financing in the immediate future, it will be forced to substantially reduce its operations, seek protection under bankruptcy laws or suspend its operations. There can be no assurance that the Company will be able to obtain additional financing or will be able to generate increased revenues or achieve profitability even if revenues do increase.

     The Company's principal executive office is located at 9600 Topanga Canyon Boulevard, Chatsworth, California 91311. Its telephone number is (818) 709-1778.

Description of Products
-----------------------

          ChatterBox.  With five different models in the family, the ChatterBox
          -----------
series has been designed to meet the needs of the consolidated server market, and thereby satisfies the needs of the high-density applications server, Internet server and network simulation markets as well. Each ChatterBox model is built around a selection of common server modules, which makes the whole product line both functionally compatible and fully scaleable. The ChatterBox family exhibits the following significant advantages:

     . High to ultra-high platform density in compact industry-standard enclosures. Current ultra-high density systems can support 112 fully configured Pentium/(R)/ systems in one 19" rack enclosure. For high-end server requirements, up to 28 dual SMP Pentium Pro/(R)/ platforms can be accommodated in one enclosure.

     . State of the art power distribution using load balancing power supply modules in a highly fault tolerant and efficient N+1 configuration.

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

          The Company believes the clustering technology will permeate the networking industry where mission-critical applications are being deployed. The Company has trademarked "RAINS", which stands for Redundant Array of Independent Network Servers, and is partnering with Microsoft and Vinca Corporation ("Vinca") to provide turnkey solutions.

          The open architecture of ChatterBox server platforms supports the latest Pentium and Pentium Pro technology of Intel Corporation ("Intel"), including the recently introduced Dual SMP Pentium Pro, which provides the highest power to density ratio yet achieved with this technology. Processor speeds up to 300MHz and memory sizes up to 512MB in both single and dual processor designs are available, making these platforms comparable to the most advanced stand-alone servers available today.

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

          ChatterBox systems are in service worldwide supporting diverse applications including Internet, intranet and web server functions, database and Groupware (E-mail, etc.) server systems from Lotus Notes/(R)/ and Microsoft/(R)/ Exchange(TM) to Oracle environments, file servers, applications servers, gateways, remote access, Citrix servers and many more. They are also in service with a number of major peripheral manufacturers in support of their various development and test programs. Configurations range in price from approximately $5,000 up to approximately $30,000 for the Office series, while the more powerful Corporate series range from $7,500 to over $300,000.

          Sources and Availability of Raw Materials.  The Company purchases from
          -----------------------------------------
various independent suppliers numerous parts, including computer chips, power supplies, printed circuit boards, chassis, resistors, capacitors, and various electronic components that the Company assembles into products. Although there are at least dual suppliers for many of such parts, supplies and components, the Company currently relies on single sources of supply for certain parts and components, and the Company is vulnerable to product changes by and variances in product quality from these suppliers. The Company's primary sources for these items, which are readily available, are electronics distributors, including Arrow Electronics, Inc., Bell Industries Inc., InterWorks Computer Products Incorporated, Kent Electronics, Inc. and Pioneer-Standard Electronics, Inc.

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

          As a result of the Company's continuing liquidity problems during fiscal 1998, the Company has been sued for non-payment by several suppliers of products and services, and numerous other vendors have forwarded their accounts with the Company to collection agencies. To date, the Company has been successful in settling certain of these complaints whereby the vendors have agreed to accept a substantial discount to the balance owed of at least 40%, allow the Company a payment moratorium (typically two months), and to accept payment of the restated debt over an extended period of time. In the event the Company is unable to timely meet its payment obligations of these restated debts, any discounts afforded the Company to date would be cancelled and the original amount would be reinstated (less any payments made by the Company). The Company has continued to purchase from substantially all of its suppliers during its liquidity crisis, including those who have initiated lawsuits for non-payment, provided that the Company pay for products and services at time of receipt by the Company.

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

          Companies such as Compaq Computer Corporation ("Compaq"), Hewlett-Packard Company ("HP"), IBM, Sun Microsystems, Inc., Dell Computer Corporation ("Dell") and others have been the traditional leaders in providing hardware for the server market, whereas companies such as Cisco Systems, Inc., 3Com Corporation, Bay Networks, Inc., and Ascend Communications, Inc. have grown to multimillion dollar or billion dollar corporations with products that address `specialized' networking functions.

          The Marketing Approach.  Today, with the extraordinary power of
          ----------------------
technologies utilizing Intel's Pentium processors and Digital Equipment Corporation's Alpha/(R)/ processors, virtually all networking functions can be performed on PC-based hardware. Since ChatterBox integrates multiple server modules that are based on such PC-based technology into compact, power efficient, highly-reliable and highly-manageable systems for mission critical applications, it is well-positioned to become an ideal platform for network server consolidation. The advantages of having a common, low-cost `engine' for all networking applications are only now becoming apparent, and ChatCom believes that it is possible to make significant inroads into this emerging market.

          The Company will continue to pursue its objective of providing powerful, reliable, scalable, fault-tolerant and feature-rich products for the mission critical market. While not among the lowest priced products of their kind, the Company believes that ChatterBox systems rank among the products with the best price/performance characteristics available, when the ChatterBox's numerous value-added capabilities are considered.

          Trade Shows and Advertising. Through the first half of fiscal 1998,
          ---------------------------
the Company participated and exhibited at several national trade shows, including:

          .    NetWorld+InterOp, Las Vegas
          .    PC Expo, New York
          .    NetWorld+InterOp, Atlanta
          .    Computer Telephony, Los Angeles

          These shows have offered the opportunity for broad exposure of the Company's products to both end-users and resellers, and are among the best-attended of the numerous shows that serve the networking industry. Through fiscal 1998, the Company has also maintained some presence at certain regional trade shows that addressed focused aspects of the industry, such as those put on by Novell and Microsoft user groups. In addition, during fiscal 1997, the Company initiated an advertising compaign designed to expand its demographic coverage to address information technology (IT) executives as well as the LAN management personnel covered in previous compaigns. New solutions-oriented messages conveyed the benefits of deploying the Company's products in several key markets, including remote access, Internet and web servers and Microsoft NT/Backoffice (r) servers. LAN Times was selected as the core advertising vehicle based upon prices, research and previous lead generation performance.

          As a result of the Company's continuing liquidity crisis, the Company has not been able to advertise its products through most of fiscal 1998. Additionally, for the fiscal year ending March 31, 1999 ("fiscal 1999"), the Company has planned to substantially reduce expenditures for trade shows until such time as its financial condition improves and, instead, will attempt to participate with certain exhibitors on a shared or partnered basis. Additionally, the Company will not advertise its products until its financial condition improves.

          Sales Channel Development.  The Company has traditionally sold its
          --------------------------
products through value-added resellers ("VARs"), and will continue to do so for a significant portion of its sales. However, as a result of the Company's continuing liquidity crisis during fiscal 1998, the Company reduced its support for its VARs, which the Company believes was responsible for sales through VARs during fiscal 1998 declining substantially as compared to fiscal 1997. The Company believes that in order to expand sales through its VAR network for fiscal 1999, the Company would be required to devote certain financial resources to attract larger and technically skilled VARs, and train existing VARs to ensure high-quality service and response to end-users. Currently, the Company is unable to provide sufficient financial support to its current VAR network and will not be able to provide extensive training of its VAR network until such time as the Company has sufficient financial resources.

          Direct Sales.  During fiscal 1997, the Company began a direct sales
          ------------
program to large corporate users of ChatCom equipment as testing platforms for quality assurance.

Engineering and Customer Service
--------------------------------

          Engineering.  The Engineering department reviews Marketing Requirement
          -----------
Documents to ensure that the Company's products meet customer requirements. Engineering researches component resources to ensure that the Company's products use state-of-the-art components resulting in reliable, competitive and cost effective products. Engineering attempts to ensure that all design processes follow established procedures in conformance with ISO9000 requirements. The Enginering department executes designs using in-house engineering resources, as well as outsourcing engineering workload to ISO9000 certified third-party development sources. Engineering transitions products to Manufacturing and provides engineering support at the onset of release through product end-of-life to ensure that the Company's products are manufactured in strict conformance with specifications. Engineering also provides support to Customer Service to ensure that its customer base receives full levels of support. Engineering also provides documentation of all products.

          Customer Service.  The Customer Service organization is responsible
          ----------------
for processing all incoming service calls, managing in-warranty and out-of-warranty repair returns/shipments, and tracking all reported product problems.

Sales and Distribution
----------------------

          The Sales Organization.  The Sales organization reports to the
          ----------------------
Company's President, and is currently divided into four regions - Eastern, Central, Western and International. The Company has sales offices in San Antonio, Ottawa, and Chatsworth, California. There are also currently two sales staff located at headquarters who provide inside support for the regions.

          Significant Customers.  During the fiscal year ended March 31, 1998 no
          ---------------------
customer accounted for more than 10% of the Company's net sales. During the fiscal year ended March 31, 1997 the Company received approximately 13% of its gross revenues from sales to US Robotics Access Corp., an end-user of the Company's products. No other single customer accounted for more than 10% of the Company's revenues for the fiscal years ended March 31, 1997 and March 31, 1996.

Manufacturing
-------------

          The Company contracts for the purchase of various electronic and mechanical components from vendors and other manufacturers. Some are complete subassemblies, such as power supplies or custom-built chassis, while others are individual items such as bare circuit boards and chips. Rather than manufacture the actual electronic circuit boards and mount the components used in its products, the Company subcontracts the mounting and soldering of these assemblies and then performs assembly, integration, and final testing.

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

          OEM Agreements.  The Company currently has agreements with original
          --------------
equipment manufacturers ("OEMs") to incorporate their chips into the Company's products and 3Com Corporation to manufacture the Company's RAID subsystem products and to market failover (clustering) software in conjunction with its consolidated servers under the ChatCom name. Other than the foregoing, the Company does not have any significant agreements with OEMs.

Competition
-----------

          Products that are competitive with ChatterBox fall into two main categories:

          .    `Racked-and-stacked' stand-alone servers
          .    Integrated, purpose-designed rack-mounted systems (similar to
               ChatterBox)

          The racked and stacked server category is comprised of many servers (e.g., from manufacturers such as Compaq, HP, IBM, Dell, etc.) placed on custom metal racks. Metal rack systems are available from numerous companies such as Wright Line, Ergotron, Inc., American Network Products, Engineered Data Products (NetCom3), Kewaunee and others. While this approach does allow a user to maintain some degree of order and a neat appearance, it does not significantly reduce space requirements, nor does it reduce power or cabling requirements. Furthermore, it does nothing to consolidate the manageability of the separate systems. Nonetheless, the Company considers its major competition to come from these `racked-and-stacked' server systems.

          Among the second group of competitors (purpose-designed systems) is Cubix Corporation ("Cubix"), a manufacturer that has been traditionally considered among the Company's key competitors. Cubix is a strong player in managed systems-level platforms for communications and application servers. Cubix manufactures a platform with similar functionality to ChatCom's product line. Cubix manufactures proprietary motherboards, whereas ChatCom uses industry standard motherboards in most of its products. The form factor of the two product lines is different and the Company believes that its product lines provide greater flexibility due to its architecture.

New Product Development
-----------------------

          The Computer Industry.  The Company's business is, as is the business
          ---------------------
of all of the computer hardware and software industry, extremely competitive and rapidly changing. Without continued refinement of existing products, and the development of new products, the Company could easily lose any competitive advantage it may possess. It is therefore essential that substantial resources be devoted to research and new product development.

          Recent Developments.  As described previously, the Company in recent
          -------------------
years repositioned its products as a family of systems, rather than a collection of building blocks. In creating the Corporate and Office Series product lines, significant new system management features have been introduced. These are composed of ChatCom's Intelli-Management monitoring and control system, coupled with a major new version of the Company's ChatView(TM) management software. Version 3 of this software operates in Microsoft's Windows NT environment, and allows a ChatterBox system to be managed through industry-standard SNMP-based products such as HP's OpenView/(R)/ or IBM's Netview(TM).

          Pentium Pro 200/(R)/ -- A line of servers featuring the Intel Pentium Pro CPU was introduced by the Company in March 1997 and is positioned for high-speed, high-bandwidth applications, such as Internet/intranet/web servers, groupware applications and traditional file serving.

          Pentium-II(R) 300 -- A line of servers featuring the Intel Pentium-II CPU was introduced by the Company in March 1998 and will be augmenting the Pentium Pro products for high-speed, high-bandwidth applications in many of the same markets.

          Pentium ChatTwin(TM) -- In fiscal 1996, the Company introduced its ChatTwin line of server modules. The ChatTwin contains two complete processing units on a single board, and fourteen such boards can be housed in a single card cage. The Corporate Series Model 2040 can house up to four card cages, which provides capacity for up to 112 processors in a six and a half foot tall cabinet that occupies approximately five square feet of floor space. In March 1997, the Company introduced significant performance enhancements to its ChatTwin server module. The ChatTwin server module is available with two fully functional, completely independent Pentium servers integrated on a single card.

          In fiscal 1996, the Company also introduced the ChatPowerPlus(TM) redundant, hot-swappable module power supply unit for its processing systems. The ChatPowerPlus unit is based on the "N+1" concept, whereby the user populates the unit with the number of power modules needed to provide power to the processor units plus an additional power module. As the power modules can be exchanged without powering down other power modules, a power module failure does not result in the failure of any processing units and the failed power module may be replaced without the interruption of any processing. Because the ChatPowerPlus holds up to four power modules that are individually exchangeable, the user may obtain true fault tolerance and redundancy by employing power modules with 133% of the user's maximum power needs, as opposed to the 200% required by most redundant power systems. The Company knows of no systems offered by its competitors that provide the processing power density of its systems utilizing the ChatTwin and ChatPowerPlus units.

          AMD(R) K6-2 with 3D Now! -- The Company anticipates introducing a new line of servers during the quarter ending September 30, 1998, which support the newest K6-2 333 MHz CPU running the Front Side Buss at 100 MHz. Benchmarks show this product keeping pace with the Pentium-II 400 chip in the graphics market, but since the Company's products are generally not used in that fashion, this product will augment the current Pentium 233 MMX product in the medium performance, application server market.

     Beginning in June 1996, the Company has concentrated a significant portion of its product development efforts on the design and development of a new family of products code named the "BrightStar" project. BrightStar is being launched as an enhanced version of the Company's current ChatterBox line of network servers. Mechanical, power, cooling, and management enhancements will allow corporate enterprises to easily scale their server architectures to any level. Furthermore, BrightStar gives a similar "look and feel" to currently disparate technologies from Intel, Sun, and DEC (now a wholly owned subsidiary of Compaq). BrightStar will allow entities to significantly reduce the time it takes to deploy, repair/upgrade, or scale their server rooms without introducing the typical problems of location, how to power/cool them, or how to manage them. By offering these different technologies within BrightStar, a corporation is not boxed into choosing a particular technology for all tasks at hand. BrightStar's ability to collocate these once disparate technologies while making them appear to be similar (i.e., sharing the same peripherals, sliding in next to each other in the same chassis, plugging into the same high-performance disk subsystem and finally having one company to service and support these variable technologies) allows corporations to pick the best technology for the task at hand, while reducing their training costs and allowing them to maintain a significant portion of their investment when upgrading or replacing technology. The power and mechanical enhancements in BrightStar will allow the Company to deploy a wide range of products utilizing many common components. The Company is initially introducing BrightStar with dual Pentium-II 450 MHz CPUs, since this will handle the most general purpose applications that BrightStar can address. Immediately following will be an Ultra Sparc 10/20 product, which will target the more specific UNIX/RISC applications. An Alpha product may be introduced as market demand increases. Finally, BrightStar will allow the Company to increase its density from the current 112 Pentiums per rack, to 160 Pentium-IIs per rack, based on Intel's mobile Pentium-II module. Many of these offerings are made possible because the industry has embraced a more standard form-factor (ATX) and have rallied behind the PCI bus as the standard way to connect most add-in cards (e.g. SCSI, Network Interfaces Cards, etc.). When Intel starts to ship its newly announced Slot 2 technology, BrightStar will incorporate these CPUs with the same "look and feel" as others mentioned.

     The Company is currently anticipating the commercial introduction of products incorporating the Bright Star technology during Fall 1998. No assurances can be given, however, that the Company will be able to meet its anticipated product introduction schedule or that future shipments of Bright Star related products will represent a significant portion of the Company's revenues in future periods. See "Cautionary Statements and Risk Factors - Dependence on New Product Development".

     Research and Development  The Company has spent approximately $2,041,000
     ------------------------
$1,246,000 and $914,000 on company-sponsored research and development activities during the fiscal years ended March 31, 1998, 1997, and 1996, respectively.

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

Organization and Business Development
-------------------------------------

     The Company was incorporated under the laws of the State of California in March 1982. The Company originally was named "Astro Systems and Engineering, Inc." and changed its name to "Astro Sciences Corporation" in 1985. On February 9, 1996, the Company changed its name to "ChatCom, Inc."

     Originally an engineering and technical consulting services company, the Company acquired the assets of J&L Information Systems, Inc., a California corporation ("J&L") in 1988. From 1982 (prior to J&L's incorporation) through late 1985, J&L's primary activity consisted of the manufacturing and marketing of remote access products for TeleVideo Systems, Inc.'s multi-user systems. As the use of personal computer-based local area networks ("LANs") increased in 1986, J&L expanded its line of remote user access products to include Novell/(R)/ networks and networks of other emerging vendors. At the same time, J&L evolved into a publisher of asynchronous communications software for LANs.

     After the acquisition of J&L, the Company terminated its engineering services business and concentrated completely on the J&L product business. Currently, the Company's primary business activity is developing, integrating, manufacturing and marketing highly-efficient centralized servers and storage management systems.

Employees
---------

     The Company currently employs approximately 35 full-time employees, of which 11 are in manufacturing, 5 are in sales, 4 are in research and product development, 5 are classified as officers, general and administrative, 5 are in technical support, 2 are in quality assurance, 2 are in sustaining engineering and 1 in marketing.

                     CAUTIONARY STATEMENTS AND RISK FACTORS

     In addition to the other information set forth in this Annual Report, persons who may own or intend to own securities of the Company should carefully consider the following risk factors:

     Ability to Continue as a Going Concern
     --------------------------------------

     As a result of the Company's net losses and negative cash flow from operating activities in recent years, the Company's independent auditors have included in their reports on the Company's March 31, 1998 and 1997 financial statements an explanatory paragraph regarding the ability of the Company to continue as a going concern. The Company is seeking additional debt and equity funds, in one or more private placements or loan transactions, in order to obtain the funds necessary to meet its immediate working capital needs. There can be no assurance that the Company will be able to successfully complete the private placements or loan transactions or otherwise obtain the necessary funds to continue the Company's operations.

     Liquidity
     ---------

     The Company's continuing losses and negative cash flow from operations have created a severe liquidity problem for the Company. As of March 31, 1998, the Company had negative working capital of $1,335,000, as compared to working capital of $3,195,000 as of March 31, 1997. The Company must immediately provide additional liquidity to meet its current obligations and maintain its current level of operations or any significant future increase in revenues and is actively seeking additional financing to meet those needs. The Company is currently negotiating debt and equity investments and debt restructurings with several potential investors and trade creditors.

However, there can be no assurance that any such financings or restructurings will ever be consummated, that such financings or restructurings if so consummated will be on terms favorable to the Company or that such financings or refinancings will be sufficient to meet the Company's immediate needs. The Company will be forced to significantly reduce or suspend its operations or seek protection under the bankruptcy laws if it is unable to secure additional financing in the immediate future.

     In December 1997, the Company completed the issuance of certain convertible notes and warrants in the aggregate principal amount of $540,000. Such convertible notes together with $350,000 of the convertible notes issued by the Company in May 1997, mature on January 1, 1999. Existence of the convertible notes may make new equity investments or debt investments in the Company less attractive to potential investors.

     In March 1998, the Company completed a conversion of $1,345,000 in unsecured debt owed to Vermont Research Products, Inc. ("VRPI"), which is a supplier and the Company's largest creditor into the Company's Series F Preferred Stock and Series G Preferred Stock and certain warrants. The agreement with VRPI also provides for periodic cash payments by the Company to VRPI and the remittance of 25% of the Company's collections of foreign accounts receivable after February 1, 1998, as well as 20% of the net proceeds to the Company of any equity financings (other than commercial bank loan financing or asset based lending against United States accounts receivable and finished or assembled goods inventory) effected by the Company subsequent to February 1, 1998 upon consummation of such financings, plus the sum of $50,000 upon consummation of each of the first two such financings, until all amounts due to VRPI (approximately $410,000 as of March 31, 1998) are paid in full. The agreement also provides that as long as any amounts of Series F Preferred Stock and Series G Preferred Stock remain outstanding, VRPI shall have the right to approve (with such right to not be unreasonably withheld) any preferred stock offering by the Company which ranks equal to or senior to those of VRPI, and approve any debt offering contemplated by the Company, except for commercial bank lines of credit or loans secured by the Company's United States accounts receivable or inventory. In the event the Company fails to file a registration statement covering the Common Stock issuable upon conversion of the foregoing preferred stock by specified date, the agreement provides that VRPI shall have the option to surrender its rights under the agreement and be reinstated as an unsecured creditor for the full amount of the debt, less any payments which have been made by the Company. The Company is delinquent in making certain cash payments to VRPI, and VRPI has asserted that the Company has failed to timely file the aforementioned registration statement. The Company's ability to obtain any future financing may be adversely affected by the need to obtain approval from VRPI pursuant to the agreement. There can be no assurance that VRPI will approve any such future financing or that such approval will not be subject to certain conditions as may be requested by VRPI.

     On June 15, 1998, the Company entered into an agreement with VRPI pursuant to which VRPI provided debt financing to the Company in the amount of $100,000 evidenced by a note that is payable on July 11, 1998, and VRPI provided an additional $100,000 of financing to the Company on July 7, 1998. In connection with the debt financing, the Company agreed that it shall not negotiate or consummate any financing with any other party other than VRPI, those parties who may participate with VRPI and a certain bank in connection with a contemplated credit facility, until July 11, 1998. Such restrictions on financing limit the Company's ability to obtain short-term financing.

     The Company has incurred operating losses in each of its last three fiscal years and in the fiscal quarter ended June 30, 1998. Even if the Company successfully completes the debt and equity financings it is currently seeking, if the Company continues to experience operating losses in the future that result in a significant utilization of its liquid resources, the Company's liquidity and its ability over the long-term to sustain operations at current levels could be materially adversely affected.

     The Company may seek additional public or private financing to meet its longer term capital needs if market conditions are favorable. If additional funds are raised through the issuance of equity securities, it is likely that the Company will be required to sell such securities at a substantial discount to the current market price for the Company's Common Stock, the percentage ownership of the then current shareholders of the Company will be reduced, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Common Stock. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its shareholders. Any increase in the outstanding number of shares of Common Stock or options and warrants to acquire Common Stock may have an adverse effect on the market price of the Common Stock and may hinder efforts to arrange future financing. If adequate funds are not available to satisfy capital requirements over the longer term, the Company may be required to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies or potential markets or significantly reduce or suspend its operations.

     Prior Operating Losses; Fluctuations in Operating Results
     ---------------------------------------------------------

     The Company has recorded net losses of $7,773,000, $4,601,000 and $1,968,000 for the fiscal years ended March 31, 1998 ("fiscal 1998"), 1997 ("fiscal 1997"), and 1996 ("fiscal 1996"). The Company also has incurred an operating loss for the three months ending June 30, 1998. There can be no assurance that the Company's operations will be profitable in the future.

     The Company's reported results of operations are subject to considerable fluctuations due to changes in demand for the Company's products, timing of product shipments, status of world economic conditions and other factors, and there can be no assurance that the Company will be profitable in any particular period. Demand for the Company's products in each of the markets it serves can vary significantly from quarter to quarter due to revisions in budgets or schedules for customer projects requiring the Company's products, changes in demand for systems that incorporate the Company's products, general business and economic factors, fluctuations in foreign currency exchange rates and other factors beyond the control of the Company. In addition, as sales of the Company's products shift from the remote access to the consolidated server market, the Company believes its revenues will be increasingly dependent upon larger orders and its products will have higher average selling prices. Such increase in size of order and selling price of products may materially contribute to the fluctuations in the Company's results of operations. For example, the current United States list price of the Company's most powerful system exceeds $300,000. The acceleration or delay of a number of shipments from one quarter to the next can significantly affect the Company's results of operations for that quarter. The higher average selling prices have resulted in longer sales cycles and may pose significant barriers to the purchase of the Company's products for potential customers.

     Legal Proceedings
     -----------------

     In March 1998, the Company completed a conversion of $1,345,000 in unsecured debt owed to VRPI into the Company's Series F Preferred Stock and Series G Preferred Stock and certain warrants to purchase the Company's Common Stock. The agreement with VRPI also provides for the remittance of 25% of the Company's collections of foreign accounts receivable after February 1, 1998, as well as 20% of the net proceeds to the Company of any equity financings (other than commercial bank loan financing or asset based lending against United States accounts receivable and finished or assembled goods inventory) effected by the Company subsequent to

February 1, 1998 upon consummation of such financings, plus the sum of $50,000 upon consummation of each of the first two such financings, until all amounts due to VRPI (approximately $410,000 as of March 31, 1998) are paid in full. The agreement also provides that the Company shall file a registration statement registering the shares of the Company's Common Stock issuable upon conversion of the Series F Preferred Stock and Series G Preferred Stock and upon exercise of the warrants. The Company has been informed by VRPI that VRPI may commence legal proceedings against the Company for alleged breach of the agreement. To date VRPI has not commenced any legal proceeding against the Company and is currently providing financing to the Company. However, commencement of any lawsuit by VRPI would have a material adverse effect on the business and financial condition of the Company.

     As a result of the Company's continuing liquidity problems during fiscal 1998, the Company has been sued for non-payment by several suppliers of products and services. Several other vendors have forwarded their accounts with the Company to collection agencies. Certain of the trade creditors have instituted legal proceedings to obtain attachment orders on the Company's assets. The Company has entered into settlements with several of the trade creditors and is negotiating settlements with the other trade creditors. However, there can no assurance that any settlements will be obtained by the Company with each such trade creditor. In the event any trade creditor obtains a writ of attachment on the Company's assets, the Company may have to commence bankruptcy proceedings and any settlement discussions with other trade creditors will most likely terminate. The Company has incurred, and anticipates continuing to incur, substantial legal expenses in connection with the foregoing legal proceedings.

     In April 1998, one of the Company's suppliers notified the Company of a certain purchase commitment allegedly made by the Company to the supplier in the amount of approximately $640,000. Although the Company believes that it has not entered into such purchase commitment and has requested the supplier to provide documents and information to support the alleged purchase commitment, there can be no assurance that the Company is not obligated to purchase the parts and components from the supplier. Although the supplier has not commenced legal proceedings in connection with the alleged purchase commitment, the Company may incur substantial legal expenses in the event such legal proceeding is instituted. The Company believes that the majority of parts and components in question is of a type that cannot be readily resold by the Company. The supplier has not shipped the parts and components to the Company.

     Dependence on New Product Development
     -------------------------------------

     The markets served by the Company are characterized by rapid technological advances, downward price pressure in the marketplace as technologies mature, changes in customer requirements, frequent new product introductions and enhancements, and price erosion. The Company's business requires substantial ongoing research and development efforts and expenditures, and its future success will depend on its ability to enhance its current products, reduce product costs and develop and introduce new products that both keep pace with technological developments in response to evolving customer requirements and that also achieve market acceptance. Although the Company has received orders for products implementing the Redundant Array of Independent Network Servers, or RAINS(TM), during fiscal 1998, there can be no assurance that the market demand for such products will continue or expand.

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

     The Company has identified and focused its product development and sales efforts in certain market segments in which the Company believes the demand for its products will increase in the future. These include the computer telephony market, the product testing and quality assurance market and the international market in general. There can be no assurance that the Company's efforts in such market segments will result in increased revenues or profitability in the future. In addition, as part of the Company's sales and distribution strategy, the Company has entered into strategic relationships and business alliances with software developers, data processing companies and others, including Computer Associates, StarVox Inc and Vinca Corporation. The success of such relationships depend in part on the demand for the integration of products provided by such alliances, the performance of such products, the compatibility of the sales and distribution objectives of such companies and other factors. There can be no assurance that any such strategic relationships and alliances will provide the intended results.

     As part of the Company's efforts to develop new products, the Company has concentrated a significant portion of its resources on the design and development of a new series of products code named "BrightStar." The success of the BrightStar line of products will depend on the Company's ability to implement the technology that will enchance the power, mechanical and other features of the products, the products ability to meet the storage managements needs of its customers and, the price of such products relative to that of the Company's competitors. The Company currently anticipates that the commercial introduction of the products incorporating BrightStar technology to take place in September 1998. There can be no assurances, however, that the Company will be able to meet its anticipated product introduction schedule or that future shipments of BrightStar related products will represent a significant portion of the Company's revenues in future periods. The inability of the Company to successfully develop, market and sell the BrightStar line of products will have a material adverse effect on the results of operations and financial condition of the Company.

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

     Need to Manage Product Transitions
     ----------------------------------

     The introduction of new and enhanced products requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will successfully manage the transition to selling new products, and the failure to do so could have a materially adverse effect on the Company's operating results and financial condition. The Company believes that its products have often allowed customers to implement new enhancements while maintaining the existing technologies.

     Highly Competitive Environment
     ------------------------------

     The market for consolidated servers, including PC-based server technology is highly competitive. The Company competes with leading vendors who provide both desktop PCs and high-end server products. Such competitors, including but not limited to Hewlett-Packard Company, Compaq Computer Corporation, Dell Computer Corporation, and to a lesser extent, Cubix Corp. CommVision Corp. and EVERSYS Corp., who offer functionally similar consolidated server solutions, have greater financial, marketing, technical, and other resources than the Company. In the future, the Company expects several of these companies to enter the consolidated server market, or increase their presence, with their own additional consolidated server products and solutions, and such competitive products and solutions could have a materially adverse effect on the Company's results of operations.

     The Company's future success and its ability to remain competitive will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and services and to introduce such products and processes at competitive prices and in a timely and cost-effective manner. The Company's products compete with its competitors' products based on ease of implementation, fault tolerance, manageability and features. No assurance can be given that the Company will be able to develop new and enhanced products and services at competitive prices and in a timely manner.

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

     Reliance on Consolidation Server Market; Early Stage of Market
     --------------------------------------------------------------

     The Company currently devotes a majority of its product development, manufacturing, marketing and sales resources to providing product and services to the enterprise consolidated server market. Although the Company believes that its concentrated focus may provide it with certain competitive advantages in this market, this focus may also leave the Company more vulnerable to any future decline in the demand for the Company's consolidated servers. In addition, the Company's future financial performance will depend in large part on continued growth of the consolidated server market, which in turn will depend in part on the number of organizations utilizing such products and the number of applications developed for use with those products. There can be no assurance that these markets will continue to grow or that the Company will be able to respond effectively to the evolving requirements of these markets. Any significant decline in, or significant decrease in the growth rate of, the consolidated server market could have a materially adverse effect on the Company's results of operations and financial condition. Additionally, many of the Company's customers do not yet have a standard consolidated server solution, and there can be no assurance that the Company's products will be the standard adopted by its customers.

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

     Dependence on Key Personnel
     ---------------------------

     The Company's future success depends in large part on the continued service of its key marketing, sales and management personnel. The Company is dependent upon its ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing hardware and software development required to refine the existing products to introduce enhancements for future applications and to develop new products. The

Company is particularly dependent on the skills and contributions of certain of its management personnel, although the Company currently does not have long-term employment agreements with any of these individuals. The Company hired Gordon
L. Almquist as its new Vice President of Finance and Chief Financial Officer in November 1997 and appointed him as the Chief Operating Officer in February 1998 and hired E. Carey Walters as its new Chief Executive Officer in March 1998. Gary Dunham, the Company's Vice President of Sales and Marketing, resigned in February 1998 and James B. Mariner, the Company's former President, Chief Executive Officer and director, currently serves as a sales and marketing consultant to the Company pursuant to a consulting agreement. Robert Ruiz, the Company's Vice President of Engineering, resigned in March 1998. In addition, Sanford C. Sigoloff, Philip B. Smith, George L. Lazik, Andrew M. Brown and James
B. Mariner each resigned as a director of the Company during fiscal 1998 and Gerald R. Sayer resigned as a director of the Company in May 1998.

     As part of its cost reduction program, the Company implemented a management and personnel restructuring during the past fiscal years, which has resulted in workforce reductions and the emphasis of certain departments of the Company. Such restructuring and cost reduction may make it difficult for the Company to retain its personnel. The Company plans to implement a further substantial reduction of its workforce in the event its liquidity and capital resources do not improve in the immediate future. There can be no assurance that such restructuring and workforce reductions may not have a material adverse effect on the business and operations of the Company. Competition for personnel in the Company's industry, as well as in the computer hardware and software industry, is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of any additional necessary personnel.

     Dependence on Value Added Resellers
     -----------------------------------

     The Company depends on its network of independent value added resellers to market and sell the Company's products. During the years ended March 31, 1998, and 1997, approximately 63.3% and 86.6%, respectively, of the Company's net sales were generated from the Company's VARs. As a result of the Company's liquidity problems and the reduction of its marketing and technical support of its VARs, the Company has experienced difficulty in managing and retaining the support of the Company's VARs. Any significant loss in the Company's network of VARs may have a material adverse effect on the Company's sales and results of operations.

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

     Reliance on Certain Suppliers
     -----------------------------

     The Company purchases from various independent suppliers numerous parts, supplies and other components, which the Company assembles into products. Although there are at least dual suppliers for many of such parts, supplies and components, the Company currently relies on single sources of supply for certain parts and components, and the Company is vulnerable to product changes by and variances in product quality from these suppliers. Although the Company believes that such changes and quality fluctuations could be accommodated, they may necessitate changes in the Company's product design or manufacturing methods, and the Company could experience temporary delays or interruptions in supply while such changes are incorporated or a new source of supply is procured. Any future disruptions in supply of suitable parts and components from the Company's principal suppliers could have a materially adverse effect on the Company's operating results and financial condition.

     The Company purchases certain components (the Cirrus VGA integrated circuits, Intel processors, Opti integrated circuits, Omega power supply modules and 3Com application specific integrated circuits), which contain technology that is proprietary to its manufacturer and is therefore unavailable from other manufacturers. The Company has no written supply agreements covering any of these components. Although the Company purchases the components manufactured by Cirrus, Opti and 3Com from only a single distributor each, and these components are available through numerous distributors, the Company could experience additional development costs and production delays while developing alternate solutions should any of these manufacturers cease to produce the components. During the fiscal quarter ended June 30, 1997, the Company's operations and revenues were adversely effected by a constraint on the number of Pentium Pro(R) chips allocated to the Company by Intel. Although such constraint has been lifted, there can be no assurance that future disruptions in supply will not occur and adversely affect the operations of the Company.

     A particular power supply module is purchased directly from a proprietary sole source supplier and is an integral portion of one of the power supply options offered by the Company. Should the supplier cease its production of this component or cease sales of the component to the Company, a total redesign of the particular power supply in which the component is utilized would be required. While the Company's processor units may be sold with other power supply systems, the sales of the affected model, and possibly a portion of the Company's sales of other products, would be lost or delayed during the redesign and production start-up period.

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

     As a result of the Company's liquidity problems, certain suppliers may demand payment in full before shipment or more accelerated payment terms than previously allowed to the Company. There can be no assurance that any future disruption in supply arising from the Company's liquidity problem will not adversely affect the Company's operations.

     Management of Inventory; Risk of Inventory Obsolescence
     -------------------------------------------------------

     The marketplace dictates that many of the Company's products be shipped very quickly after an order is received. Since purchased parts and manufacturing lead times are typically much longer than the short order fulfillment times allowed by the marketplace, the Company is required to maintain adequate inventories of both components and work-in-process goods, and must accurately forecast demand for finished products. Historically, the Company has been unable to accurately forecast specific future demand, requiring it to maintain relatively large inventory levels, which has had an adverse effect on its financial condition. The relatively high levels of inventories have also contributed to the Company experiencing costs relating to obsolescence of inventories, which has had an adverse effect on the Company's results of operations and financial condition.

     The Company has incurred inventory writedowns in the past. While the Company maintains valuation allowances for excess and obsolete inventories, which it believes to be adequate, significant changes in the technology prevailing in the industry could require the Company to record additional valuation reserves. During fiscal 1998 and fiscal 1997, the Company recorded additions to its valuation allowance for obsolete and excess inventories in the amounts of $1,409,000, and $794,000, respectively, which adversely affected gross profit and net income in the periods in which additional valuation allowances were recorded. In addition, as a result of lower than anticipated demand, significant increases in inventory, due primarily to product returns from a foreign distributor as well as price decreases due to technological obsolescence of certain components associated with the returned equipment, the Company recorded an increase to its valuation allowance for obsolete and excess inventories in the amount of approximately $400,000 and approximately $1.1 million during the quarters ended December 31, 1997 and March 31, 1998, respectively. See "Cautionary Statements and Risk Factors--International Risks." The Company believes that its allowance for obsolete and excess inventories that are currently recorded are sufficient to properly state inventories at their net realizable value. Material additions to such allowance might be required in the future if market conditions affecting the Company's product sales mix change significantly. Should future writedowns become necessary, such writedowns could have a materially adverse effect on the Company's operating results and financial condition.

     International Risks
     -------------------

     During fiscal 1998 and fiscal 1997, net sales outside the United States accounted for approximately $1,162,000 and $1,206,000, or 16.0% and 13.2%, respectively, of the Company's total net sales. The Company believes that foreign sales will continue to account for a significant portion of its future revenues. The Company's international business is subject to special risks, including fluctuating currency exchange rates, changes in import and export controls, tariffs, changes in governmental policies (including United States trade policy toward certain countries), product safety and other regulatory requirements, currency controls, political and economic instability and other factors which could have a material adverse effect on the Company's business, financial condition and results of operations. With respect to international sales that are denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could increase the effective price of, and reduce demand for, the Company's products relative to competitive products priced in the local currency.

     Should the Company substantially increase its product sales in foreign countries, the Company believes that it may be required to increase the amount of credit it extends to purchasers or distributors in these markets. The Company has had only limited experience in extending credit to foreign customers and will encounter increased risks in extending credit to new customers in these markets, including the creditworthiness of such customers and the difficulty of collecting accounts receivable in these countries. During the first two quarters of fiscal 1998, the Company shipped equipment in the amount of $3.3 million in the aggregate to Macon Holdings (s) Pte. Ltd. ("Macon"), a distributor located in Singapore. The sales were made to Macon on an "open account" basis with payment terms generally 30 days from date of invoice. As a result of Macon's inability to effect timely payments of its obligations to the Company, which Macon has attributed primarily to the Asian economic crisis during the later part of 1997 as well as less than anticipated market acceptance of the equipment, the Company and Macon collectively agreed in December 1997 to permit Macon to return to the Company all of the equipment not already sold and paid by Macon (approximately $2.7 million at sales price, approximately $1.8 million at cost). Of the amount returned by Macon, approximately $505,000 (approximately $328,000 at cost) was received by the Company during the quarter ended December 31, 1997 (of which $285,000 at sales price, approximately $185,000 at cost was accrued for as of September 30, 1997) and approximately $2.2 million (approximately $1.4 million at cost) was received during the quarter ended March 31, 1998 (of which approximately $2.1 million at sales price and, approximately $1.3 million at cost was accrued for during the quarter ended December 31, 1997). The return of the equipment from Macon has resulted in a substantial increase in the Company's finished goods inventory. Although such returned equipment is of a type that can be readily resold to other customers, there can be no assurance that the Company will be able to secure additional orders for such equipment. See "Cautionary Statements and Risk Factors-- Management of Inventory; Risk of Inventory Obsolescence."

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

Listing on The Nasdaq SmallCap Market
-------------------------------------

     The Company's Common Stock is currently quoted on the Nasdaq SmallCap Market and, as a result, the Company is subject to the continued listing requirements of the Nasdaq SmallCap Market. In June 1998, The Nasdaq Stock Market, Inc. ("Nasdaq") issued a delisting letter to the Company in an attempt to delist the Company's Common Stock from the Nasdaq SmallCap Market. In response, the Company requested an oral hearing before a panel authorized by the National Association of Securities Dealers, Inc. Board of Governors in an attempt to submit a plan for achieving compliance with the continued listing requirements of the Nasdaq SmallCap Market. The request for hearing stayed the delisting proceedings until July 16, 1998, the date of the oral hearing. Since the Company does not currently satisfy the continued listing requirements of the Nasdaq SmallCap Market and is unlikely to satisfy these requirements in the foreseeable future, the Company anticipates that it may not prevail at the hearing. In addition, in the event the Company's Common Stock is delisted from being quoted on the Nasdaq SmallCap Market, there can be no assurance that the Company's Common Stock can be listed in any securities exchange or other trading market. Lack of an established trading market for the Company's Common Stock may limit Common Stock holders' ability to dispose of their shares and may negatively affect the prevailing price of the Common Stock.

     Dividends on Common Stock Unlikely
     ----------------------------------

     The Company has never declared or paid dividends on its Common Stock. The Company does not currently intend to pay dividends in the foreseeable future so that it may reinvest its earnings, if any, in the development of its business. The payment of any dividends on the Common Stock is subject to the prior payment of dividends on the outstanding preferred stock and any other shares of preferred stock that may be issued. Additionally, certain financing arrangements which the Company has recently entered into currently prohibit the payment of dividends. The payment of dividends in the future will be at the discretion of its Board of Directors.

     Possible Dilutive Effect of Outstanding Options, Warrants, Preferred Stock
     --------------------------------------------------------------------------
     and Convertible Notes
     ---------------------

     As of March 31, 1998, there were 6,562,943 shares of Common Stock reserved for issuance upon exercise of stock options and warrants that have been granted or issued. 2,013,483 of the outstanding options and all of the 3,627,460 warrants are currently exercisable at exercise prices ranging from $0.35 to $4.03 per share. As of March 31, 1998, an additional 8,517 shares of Common Stock are reserved for issuance upon the exercise of options available for future grant under the Company's 1994 Stock Option Plan, and additional shares of Common Stock are reserved for issuance upon the conversion of the Company's outstanding preferred stock, convertible notes, the accrued but unpaid dividends related to the preferred stock that may be paid in shares of Common Stock and the interest on the convertible notes that may be paid in shares of Common Stock. Because the Company anticipates that the trading price of Common Stock at the time of exercise of any such options or warrants will exceed the exercise price, such exercise will have a dilutive effect on the Company's shareholders. As the number of shares issuable upon the conversion of certain of the preferred stock, the convertible notes and dividends and interest related thereto may increase based on a decline in the market price of the Common Stock on the date of conversion, such conversions may have a dilutive effect on the Company's shareholders.

     Market Price Fluctuations
     -------------------------

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

     Loss on Liquidation and Dissolution
     -----------------------------------

     In the event of a dissolution and termination of the Company, distribution of the proceeds realized from liquidation will be made according to the relative priority on liquidation of the Company's creditors. Certain existing creditors of the Company have a security interest in certain of the Company's assets, and the Company anticipates that any line of credit it may obtain will be secured by the Company's accounts receivable, inventory and intangible assets, therefore, the lender will have a claim to the Company's assets on liquidation, which is prior to that of the Company's shareholders. As a result of settlements of certain claims instituted against the Company, additional creditors may obtain security interests in certain of the Company's assets in the future. Additionally, holders of the convertible notes, the preferred stock and any other notes or shares of preferred stock that Company may issue have liquidation preference over holders of Common Stock, whereby any proceeds from liquidation or dissolution remaining after repayment of creditors would be used to repay holders of the convertible notes and the preferred stock and any other notes or shares of preferred stock their entire initial investment plus any accrued but unpaid dividends or interest prior to distributing excess proceeds, if any, among holders of Common Stock. Accordingly, the ability of a shareholder to recover all or a portion of his investment under such circumstances will depend on the net amount of funds available after senior creditors and holders of the convertible notes, the preferred stock and any other notes or shares of preferred stock are satisfied.

     Authorization of Preferred Stock; Provisions Affecting Changes in Control
     -------------------------------------------------------------------------

     The Company's Articles of Incorporation authorizes the issuance of "blank check" preferred stock with such designation, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue a new series of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the new series of preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's present office and manufacturing facility is located at 9600 Topanga Canyon Boulevard, Chatsworth, California, and consists of approximately 25,000 square feet. This space was leased by the Company for a five-year term that expires on November 30, 1998, with rental payments of approximately $137,000 for fiscal year ended March 31, 1998 This facility is devoted to the Company's corporate, administrative and manufacturing and assembly activities. Approximately 50% of the space is allocated to production, 15% to sales and marketing, 15% to administration, and 20% to engineering and product support laboratories. The Company considers its present office and manufacturing facility to be generally suitable and adequate for its intended purposes.

     The Company does not intend to acquire real estate, interests in real estate, or real estate mortgages, for investment. It has been and will continue to be for the foreseeable future, the Company's policy to reinvest its earnings, if any, in its business to increase the working capital and to expand the production capacity of the Company.

ITEM 3.  LEGAL PROCEEDINGS

     A. On January 15, 1998, the Company was sued by Strategic Growth International, Inc. ("SGI"), an investor relations consulting firm. The lawsuit, filed in U.S. Federal District Court, Central District of California, sought damages from the Company for the balance of certain finder's fees ($191,500) alleged by SGI to be owed by the Company to SGI in connection with the Company's financings from The High View Fund and The High View Fund. L.P. and for amounts alleged by SGI to be owed to SGI for consulting services ($75,841) and the economic value of stock options for 66,666 shares of the Company's Common Stock that SGI was to receive in connection with SGI's consulting services. SGI also sought reimbursement for its legal fees in connection with the lawsuit and obtained an attachment against certain of the Company's assets in connection with this lawsuit. As of March 31, 1998, the parties agreed to settle the lawsuit. The terms of the settlement include the Company's issuance to SGI of 800,000 shares of Common Stock, the granting to SGI of options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $.50 per share (the closing bid price on February 5, 1998), the payment of $10,000 for SGI's legal fees, and the payment of $100,000 in cash to SGI, $25,000 of which was paid by the Company on February 9, 1998, with the balance ($75,000) payable in equal consecutive monthly installments of $15,000, beginning April 9, 1998. The Company also agreed to register the foregoing shares under the Securities Act of 1933, including shares issuable upon the exercise of the stock options.

     As a result of the settlement, the Company recorded a charge to general and administrative expenses of approximately $567,000 (of which approximately $67,000 is attributable to the value of the options issued to SGI) for the estimated value of the settlement, during the quarter ended March 31, 1998.

     B. In March 1998, the Company completed a conversion of $1,345,000 in unsecured debt owed to Vermont Research Products, Inc. ("VRPI"), which is a supplier and the Company's largest creditor, into the Company's Series F Preferred Stock and Series G Preferred Stock and certain warrants to purchase the Company's Common Stock. The agreement with VRPI also provides for the remittance of 25% of the Company's collections of foreign accounts receivable after February 1, 1998, as well as 20% of the net proceeds to the Company of any equity financings (other than commercial bank loan financing or asset based lending against United States accounts receivable and finished or assembled goods inventory) effected by the Company subsequent to February 1, 1998 upon consummation of such financing financings, plus the sum of $50,000 upon consummation of each of the first two such financings, until all amounts due to VRPI (approximately $410,000 as of March 31, 1998) are paid in full. The agreement also provides that the Company shall file a registration statement registering the shares of the Company's Common Stock issuable upon conversion of the Series F Preferred Stock and Series G Preferred Stock and upon exercise of the warrants. The Company has been informed by VRPI that VRPI may commence legal proceedings against the Company for alleged breach of the agreement. To date VRPI has not commenced any legal proceeding against the Company and is currently providing financing to the Company. However, commencement of any lawsuit by VRPI would have a material adverse effect on the business and financial condition of the Company.

     C. As a result of the Company's continuing liquidity problems during fiscal 1998, the Company has been sued for non-payment by several suppliers of products and services, and numerous other vendors have forwarded their accounts with the Company to collection agencies. To date, the Company has been successful in settling these complaints whereby the vendors have agreed to accept a substantial discount to the balance owed of at least 40%, and allowing the Company a payment moratorium (typically two months), and to accept payment of the restated debt over an extended period of time. In the event the Company is unable to timely meet its payment obligations of these restated debts, any discounts afforded the Company to date would be cancelled and the original amount reinstated (less any payments made by the Company). The Company has continued to purchase from substantially all of its suppliers during its liquidity crisis, including those who have intitated lawsuits for non-payment, provided that the Company pay for products and services at time of receipt by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended March 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     The Company's Common Stock (the "Common Stock") currently trades on The Nasdaq Stock Market, listed under SmallCap issues, and is quoted under the symbol "CHAT." The Common Stock began trading on The Nasdaq Stock Market in February 1993 under the symbol "AOSC." On February 23, 1996, the Company's Common Stock began trading under the symbol "CHAT" as a result of the change of the name of the Company from Astro Sciences Corporation to ChatCom, Inc. As a result of the Company's inability to satisfy the continued listing requirements of The Nasdaq SmallCap Market, Nasdaq has instituted proceedings to delist the Company's Common Stock from The Nasdaq SmallCap Market. An oral hearing before the National Association of Securities Dealers, Inc. Board of Governers has been scheduled on July 16, 1998 to review the Company's qualification to be listed on The Nasdaq SmallCap Market. There can be no assurance that the Company will prevail at the hearing. See "Description of Business - Cautionary Statements and Risk Factors - Listing on The Nasdaq Stock Market."

     The following table presents the range of the high and low closing prices for the Common Stock for the periods indicated. The information has been obtained from the Nasdaq Stock Market Summary of Activity and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There are currently more than 24 known market makers for the Common Stock.

                                               Fiscal Year 1998                     Fiscal Year 1997
                                      --------------------------------     -------------------------------
           Quarter                         High               Low               High               Low
           -------                    --------------     -------------     --------------     ------------
           First Quarter                   $2.69             $1.69              $3.93            $2.00

           Second Quarter                  $1.63             $1.25              $2.88            $1.88

           Third Quarter                   $1.75             $0.28              $3.06            $2.38

           Fourth Quarter                  $0.84             $0.44              $3.38            $2.50

     As of June 15, 1998, there were 618 stockholders of record of the Common Stock.

     No dividends have been declared or paid on the Common Stock by the Company. The provisions of the Company's outstanding shares of preferred stock prohibit the payment of dividends on the Common Stock while shares of such preferred stock are outstanding. The Company does not intend to pay any cash dividends on the Common Stock in the foreseeable future. Instead, it is anticipated that the Company will retain earnings, if any, to finance its operations and growth.

Recent Sales of Unregistered Securities
---------------------------------------

          In March 1998, the Company completed a conversion of unsecured debt in an aggregate amount of $1,345,000 owed to VRPI into the Company's Series F Preferred Stock ($945,000) and Series G Preferred Stock ($400,000) and warrants to purchase 285,000 shares of the Company's Common Stock at an exercise price of $0.35 per share. The Series F Preferred Stock is convertible into shares of Common Stock at a conversion price equal to the market price of the Common Stock during the five trading days preceding the applicable date of conversion, subject to a minimum conversion price of $0.35 and a maximum conversion price of $0.95. The Series G Preferred Stock is convertible into shares of Common Stock at a conversion price equal to $0.35.

          In March 1998, the Company sold an aggregate of 809,523 shares of Common Stock to a shareholder of the Company for an aggregate consideration of $300,000.

          In April 1998, the Company issued 800,000 shares of Common Stock and options to purchase 200,000 shares of Common Stock at an exercise price of $0.50 per share as part of the consideration for the settlement of a lawsuit initiated by Strategic Growth International, Inc.

          In December 1997, the Company issued warrants to purchase 150,000 shares of the Company's Common Stock at an exercise price of $0.375 per share in connection with the issuance of convertible subordinated notes of $350,000 and $540,000 issued by the Company in May 1997 and December 1997, respectively.

          In November 1997, the Company issued warrants to purchase 20,000 shares of the Company's Common Stock at an exercise price of $1.375 per share as consideration for the extension of credit to the Company by Troy & Gould Professional Corporation, general counsel to the Corporation.

          The Company believes that the issuances of securities pursuant to the foregoing transactions were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4 (2) thereof as transactions not involving public offerings. No underwriters were engaged in connection with any of the foregoing offers or sales of securities and no commissions were paid in connection with such sales.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations for the Fiscal Year Ended March 31, 1998 Compared to the
------------------------------------------------------------------------------
Fiscal Year Ended March 31, 1997
--------------------------------

          The Company recorded a net loss of $7,773,000 for the fiscal year ended March 31, 1998 ("fiscal 1998"), on revenues of $7,271,000 as compared to a net loss of $4,601,000 on revenues of $9,103,000 for the fiscal year ended March 31, 1997 ("fiscal 1997").

          Sales, Sales Returns, and Costs of Goods Sold
          ---------------------------------------------

          Net sales decreased $1,832,000 or 20%, from $9,103,000 in fiscal 1997 to $7,271,000 in fiscal 1998. The decline in revenues was due primarily to a decrease in shipments to domestic Value Added Resellers which the Company believes is attributable to the declining demand for remote control type remote access solutions; decreased advertising expenditures and marketing support for VARs during fiscal 1998 due to the Company's cash flow constraints; and the redirection of the Company's sales and marketing efforts toward the server consolidation and network emulation markets which began during fiscal 1997. The Company also believes that sales have been adversely impacted by the Company's poor financial condition to the extent that certain customers may delay purchases from the Company or order from other suppliers until such time as the Company's financial condition significantly improves.

          Sales returns increased to $3,070,000 in fiscal 1998 compared to $718,000 in fiscal 1997 and was primarily the result of an agreement entered into during December 1997 between the Company and its Singapore distributor, Macon Holdings (S) Pte. Ltd. ("Macon") whereby the Company agreed to permit Macon to return a majority of the equipment ($2.7 million at sales price, approximately $1.8 million at cost) previously sold to Macon in the quarterly periods ended June 30, 1997 ($2.8 million) and September 30, 1997 ($.5 million) due to Macon's inability to pay for this equipment. Macon has attributed its inability to pay for such equipment primarily to the Asian economic crisis during the later part of 1997 as well as less than anticipated market acceptance of the equipment. Of the amount returned by Macon, approximately $505,000 (approximately $328,000 at cost) was received by the Company during the quarter ended December 31, 1997 (of which $285,000 at sales price, approximately $185,000 at cost was accrued for as of September 30, 1997) and approximately $2.2 million (approximately $1.4 million at cost) was received during the quarter ended March 31, 1998 (of which approximately $2.1 million at sales price and, approximately $1.3 million at cost was accrued for during the quarter ended December 31, 1997). The equipment received from Macon is a type that can be readily sold to other customers in the event the Company is able to secure additional orders for such products. Through March 31, 1998, approximately $1.1 million (approximately $705,000 at cost) of the equipment returned from Macon had been resold by the Company to other customers.

          The Company believes that sales may fluctuate on a quarterly basis as a result of a number of factors, including the status of world economic conditions, fluctuations in foreign currency exchange rates and the timing of system shipments (the current U.S. list price of the Company's most powerful system, for example, exceeds $300,000; thus the acceleration or delay of a small number of shipments from one quarter to another can significantly affect the results of operations for the quarters involved). Orders and shipments during the quarter ended June 30, 1998 have been lower than anticipated, which the Company believes is the result of reduced expenditures for advertising and marketing programs and the postponment of hiring or replacement of certain sales personnel due to the Company's continued cash flow constraints, and the Company's poor financial condition to the extent that it has caused certain customers to delay purchases from the Company or order from other suppliers. Additionally, as a result of the Company's poor financial condition, the Company may not be able to effect the timely procurement of manufacturing components and thus may need to extend the time normally required to ship finished goods and may not be able to satisfy delivery requirements of certain customers. For these reasons, orders and shipments for the quarter ended June 30, 1998 and subsequent quarters may be adversely affected.

          Cost of goods sold were $6.7 million or 92% of net sales during fiscal 1998 compared to $6.8 million or 76% of net sales during fiscal 1997. The decrease in gross margin in fiscal 1998 compared to fiscal 1997 (8% vs. 24%, respectively) was primarily the result of an increase to the reserve for inventory obsolescence, price discounting on a variety of orders due to competition and increased manufacturing overhead during fiscal 1998 due to increased indirect labor (primarily related to quality assurance). Although the cost of certain components (i.e., microprocessors and random access memory components) during fiscal 1998 were somewhat lower than fiscal 1997, the Company has not been able to achieve further reductions in component costs due to the lower quantities purchased during fiscal 1998 as a result of the decrease in sales described above. The Company's gross margins are affected by several factors, including, among others, sales mix and distribution channels and, therefore, may vary in future periods from those experienced during fiscal 1998. Additionally, rapidly changing technology and engineering refinements to the Company's hardware and software products are relatively common. These changes can cause the finished goods inventory to experience a relatively short shelf life. The Company has incurred inventory writedowns in the past. While the Company maintains valuation allowances for excess and obsolete inventories, which it believes to be adequate, significant changes in the technology prevailing in the industry could require the Company to record additional valuation reserves. During fiscal 1998 and fiscal 1997, the Company recorded significant additions to its valuation allowance for obsolete and excess inventories in the amounts of $1,409,000 and $794,000, respectively, which adversely affected gross profit and net income in the periods in which additional valuation allowances were recorded. A substantial portion of the increase in inventory reserves for fiscal 1998 was a result of the less than anticipated sales during fiscal 1998 (as described above) and the increase in inventory balances at March 31, 1998, primarily as a result of the sales returns from Macon. The Company believes that its allowance for obsolete and excess inventories that are currently recorded are sufficient to properly state inventories at their net realizable value. However, material additions to such allowance might be required in the future if technology or market conditions affecting the Company's product sales mix change significantly.

          Selling Expense
          ---------------

          Selling expense decreased $92,000, or 3%, to $3,170,000 in fiscal 1998 from $3,262,000 in fiscal 1997. The decrease was primarily the result of decreased advertising expenses ($285,000) and decreased marketing salaries ($70,000) due to certain cost reductions implemented during the second quarter of fiscal 1998. The decreases in fiscal 1998 were substantially offset by increased personnel costs as a result of additional sales personnel and increased expenses associated with international sales efforts.

          General and Administrative Expense
          ----------------------------------

          General and administrative expense increased $495,000, or 21%, to $2,834,000 in fiscal 1998 from $2,339,000 in fiscal 1997. The increase was primarily attributable to the cost of a settlement ($567,000) in February 1998 of a lawsuit which was filed against the Company by Strategic Growth International, Inc., an investor relations consulting firm; increased legal fees ($195,000) due in part to the Company's liquidity problems and an accrual of a penalty ($106,000 as of March 31, 1998) due to the continued delay in registering shares in connection with the Company's Series E Convertible Redeemable Preferred Stock (which is primarily due to the Company's liquidity problems). These increases were partially offset by lower expeditures related to investor relations during fiscal 1998 ($135,000). As a result of the Company's current liquidity problems, a number of vendors have either sued the Company or have forwarded their accounts to collection. The Company anticipates incurring substantial legal expenses during fiscal 1999 as well as possible interruption in the receipt of goods and services due to its liquidity problems.

          Severance Expense
          -----------------

          During fiscal 1998, the Company recorded severance expense of $100,000 related to the payments that the Company has agreed to pay to a former executive officer of the Company pursuant to the remaining terms of his employment contract. There were no terminations during fiscal 1997 that involved similar agreements.

          Research and Development Expense
          --------------------------------

          Research and development expense increased $795,000, or 64%, from $1,246,000 in fiscal 1997 to $2,041,000 in fiscal 1998. The increase was primarily attributable to additional personnel ($164,000) and consultants ($268,000) as well as increased expenditures for prototypes ($179,000) due to the Company's efforts to decrease product development time and increase pre-production product testing. A majority of the product development expenses incurred in fiscal 1998 are related to certain products which are expected to be commercially introduced during the quarter ending September 30, 1998. The timely commercial introduction of these products are dependent on several factors including continued employment of key personnel and consultants and the timely payment to vendors and suppliers of materials and services. There can be no assurance that the products being developed will be commercially introduced in September 1998 or at all.

          Interest Expense
          ----------------

          Interest expense increased $219,000 from $12,000 in fiscal 1997 to $231,000 during fiscal 1998, primarily as a result of the Company's acceptance of a charge for interest ($175,000) by Vermont Research Products, Inc. ("VRPI"), a major supplier of certain products which are resold by the Company, in anticipation of the Company entering into an agreement with VRPI whereby VRPI agreed to convert a portion of the balance owed by the Company to preferred stock, as well as interest associated with convertible subordinated notes of $350,000 and $540,000 issued by the Company in May 1997 and December 1997, respectively.

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

          Sales and Costs of Goods Sold
          -----------------------------

          Sales decreased $5,687,000, or 39%, from $14,790,000 in fiscal 1996 to $9,103,000 in fiscal 1997. The Company believes that the decrease in revenues was attributable in part to a constraint on the number of Pentium Pro chips allocated by Intel (which problem was subsequently corrected), a large volume of orders received late in fiscal 1997, which could not be manufactured in time to ship during fiscal 1997, delays in foreign government orders, a declining demand for remote control type remote access solutions, decreased marketing efforts during the last quarter of fiscal 1996 due to cash flow constraints and the redirection of marketing efforts toward the server consolidation and network emulation markets during fiscal 1997.

          Cost of goods sold decreased $2,988,000, or 30%, from $9,882,000 in fiscal 1996 to $6,894,000 in fiscal 1997. The decrease was attributable to decreased product sales in fiscal 1997. The percentage decrease in cost of sales was less than the percentage decrease in revenues due to fixed costs contained in cost of sales that did not decrease proportionately with revenues and a $632,000 increase in additions to inventory reserves for product obsolescence.

     Selling Expense
     ---------------

     Selling expense decreased $167,000, or 5%, from $3,429,000 in fiscal 1996 to $3,262,000 in fiscal 1997. The decrease was attributable to a decrease in sales department salaries of $93,000, a decrease in sales commissions of $38,000 and a decrease in advertising expenditures of $172,000. These decreases were partially offset by an increase in marketing salaries of $85,000. The decrease in sales salaries was attributable to the resignations of the Vice President of Sales and a regional sales manager during the first two quarters of fiscal 1997. The decrease in sales commissions was primarily attributable to the decrease in revenues in fiscal 1997. Advertising expense decreased as a result of cash flow constraints during the last quarter of fiscal 1996 and the Company's lack of a marketing director during the first quarter of fiscal 1997. Marketing department salaries increased as a result of the hiring of a marketing director and a marketing communications manager in the first quarter of fiscal 1997.

     General and Administrative Expense
     ----------------------------------

     General and administrative expense increased $335,000, or 17%, from $2,004,000 in fiscal 1996 to $2,339,000 in fiscal 1997. The increase consisted of a $139,000 increase in salaries, an $84,000 increase in officers' travel, a $112,000 increase in bad debt expense and the recording of $62,000 in restructuring expenses related to the elimination of certain positions during August 1996. These increases were partially offset by a $92,000 decrease in legal fees. The increase in salaries was primarily attributable to the creation of an "Office of the President" that involved the hiring of a Senior Vice President for Business Development and the transfer of the Senior Vice President of Technology from the research and development cost center to the general and administrative cost center. The increase in officers' travel was attributable to an increased number of officers and a concerted effort by the Company to keep its executive officers in close contact with its customers. The increase in bad debts was primarily attributable to the financial failure of a large reseller of the Company's products.

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

     Research and Development Expense
     --------------------------------

     Research and development expense increased $332,000, or 36%, from $914,000 in fiscal 1996 to $1,246,000 for fiscal 1997. The increase was primarily attributable to an effort by the Company to decrease development time and increase pre-production product testing. The increase included net workforce increases in the Company's engineering staff and a $178,000 increase in prototyping and consulting expenses.

     Interest Expense
     ----------------

     Interest expense decreased $171,000, or 93%, from $183,000 in fiscal 1996 to $12,000 in fiscal 1997, due to the retirement of virtually all of the Company's debt financing during the first quarter of fiscal 1997.

Liquidity and Capital Resources
-------------------------------

     The Company recorded net losses of $7.8 million and $4.6 million during fiscal 1998 and fiscal 1997, respectively. During fiscal 1998, cash decreased $788,000 primarily due to the negative cash flow from operations of $2.7 million. The negative cash flow from operations during fiscal 1998 was comprised primarily of the net loss ($7.8 million) and an increase in inventories ($1.3 million), primarily as a result of the inventories returned from Macon during the second half of fiscal 1998 (approximately $1.8 million at cost). These decreases were partially offset by an increase in accounts payable ($3.1 million), due primarily to the Company's delay in paying suppliers as a result of the Company's liquidity problems, and by non cash charges primarily related to depreciation and amortization ($350,000) and inventory obsolescence ($1,409,000).

     Net cash used for investing activities during fiscal 1998 ($187,000) was the result of expenditures related to computers and manufacturing equipment.

     Net cash provided by financing activities during fiscal 1998 ($2.1 million) was primarily the result of the issuance of 1,100 shares of Series E Preferred
Stock ($937,000), the issuance of   convertible subordinated debt ($890,000),
and the issuance of Common Stock ($300,000).

     As of March 31, 1998, the Company had negative working capital of $1.3 million, as compared to working capital of $3.2 million as of March 31, 1997. The Company must immediately provide additional liquidity to meet its current obligations and maintain its operations and is actively seeking additional financing to meet its immediate needs. There can be no assurance that the Company will be able to obtain any commitments for sufficient financing and the Company will be forced to significantly reduce or suspend its operations or seek protection under bankruptcy laws in the immediate future if it is unable to do so.

     On June 6, 1998, the Company received written notice from Vermont Research Products, Inc. ("VRPI"), the holder of the Company's Series F and Series G Preferred Stock and the Company's single largest creditor, of VRPI's decision (which has not been agreed to by the Company) to surrender its Series F & Series G Preferred Stock as a result of VRPI's contention that the Company failed to timely file a registration statement covering the underlying Common Shares. On June 11, 1998, the Company received a $100,000 loan from VRPI (the "VRPI Loan"). The VRPI Loan provides for interest at the rate of 15% per annum, is secured by the Company's foreign accounts receivable and is due on July 11, 1998. During the 30 day period ending July 11, 1998 (the "Study Period"), VRPI will conduct an examination of the Company's technology and finances in order to determine if an investment in the Company is warranted. The VRPI Loan contains certain restrictions, including, among others, the use of the loan proceeds for only those expenses necessary to continue the Company's operations during the Study Period and the Company's agreement not to issue stock or incur debt, except for the Company's proposed line of credit (described below) with any party other than VRPI and those persons or entities who choose to participate with VRPI in connection with any further financing of the Company. VRPI has informed the Company that it has prepared, but not filed, a lawsuit against the Company and certain of its officers and directors and has agreed not to file the complaint during the Study Period. On July 7, 1998 VRPI provided an additional $100,000 of financing to the Company. No assurances can be given that VRPI will provide additional financing to the Company or that VRPI will not take legal action against the Company.

     On June 15, 1998, the Company entered into a commitment letter with ALCO Financial Services, Inc. ("ALCO") pursuant to which ALCO has agreed, subject to certain conditions, to provide the Company with a maximum $750,000 line of credit. Under the proposed terms of the line of credit, which would remain in effect for a period of one year, the Company would be able to borrow from ALCO based on eligible accounts receivable and inventory, at prime plus seven percent. The line of credit would also include certain other fees and conditions and would grant to ALCO a blanket lien on all assets of the Company. The line of credit is subject to a review by ALCO of the Company's inventory and the execution of final documentation. There can be no assurance that the line of credit will ultimately be effected, and the Company will require additional financing to meet its near term obligations even if the ALCO financing is consummated.

     The Company is seeking additional public or private financing to meet its longer term capital needs. If additional funds are raised through the issuance of equity securities, it is likely that the Company will be required to sell such securities at a substantial discount to the current market price for the Common Stock, the percentage ownership of the then current shareholders of the Company will be reduced, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its shareholders.

     The Company has incurred operating losses in each of its last three fiscal years, and has experienced operating losses for the past six consecutive fiscal quarters and is continuing to incur operating losses subsequent to March 31, 1998. Any increase in the outstanding number of shares of the Common Stock or other securities convertible or exercisable for Common Stock may have an adverse effect on the market price of the Common Stock and may hinder efforts to arrange future financing. Even if the Company successfully completes any debt or equity financings it is currently attempting to consummate, if the Company continues to experience operating losses in the future that result in a significant utilization of its liquid resources, the Company's liquidity and its ability over the long-term to continue operations could be materially adversely affected.

     The Company had no material commitments for capital expenditures as of March 31, 1998.

     Year 2000
     ---------

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on preliminary information, costs of addressing potential problems are currently not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in material financial risk to the Company. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

ITEM 7.  FINANCIAL STATEMENTS

     The Company's financial statements appear on pages 41 to 66 of this Annual Report on Form 10-KSB, following Part IV.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Previously reported.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this Item will be contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item will be contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS

     The information required by this Item will be contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements are included as part of this Annual Report on Form 10-KSB:

          Independent Auditors' Report - Grobstein, Horwath & Company, LLP

          Independent Auditors' Report - Deloitte & Touche LLP

          Balance Sheets as of March 31, 1998 and 1997.

          Statements of Operations for the Years Ended March 31, 1998, 1997 and 1996.

          Statements of Cash Flows for the Years Ended March 31, 1998, 1997 and 1996.

          Statements of Stockholders' Equity for the Years Ended March 31, 1998, 1997 and 1996.

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

          3.11 Certificate of Determination for Series D Preferred Stock filed with the California Secretary of State on December 6, 1996 is incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-KSB, as amended, for the year ended March 31, 1997 (the "1997 10-KSB").

          3.12 Certificate of Determination of Series E Convertible Redeemable Preferred Stock is incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q, as amended, for the quarter ended September 30, 1997 (the "September 1997 10-Q").

          3.13 Certificate of Determination of Series F Convertible Redeemable Preferred Stock.

          3.14 Certificate of Determination of Series G convertible Preferred Stock.

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

          10.15 Employment Agreement between the Company and James B. Mariner dated as of April 1, 1997 is incorporated by reference to the exhibit filed with the Company's 1997 Form 10-KSB.

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

          10.19 Indemnification Agreement between the Company and Gerald R. Sayer, dated as of August 14, 1995 is incorporated by reference to the exhibit filed with the Company's 1997 Form 10-KSB.

          10.20 Indemnification Agreement between the Company and James D. Edwards, dated as of October 9, 1995 is incorporated by reference to the exhibit filed with the Company's 1997 Form 10-KSB.

          10.21 Indemnification Agreement between the Company and Sanford C. Sigoloff, dated as of February 8, 1996 is incorporated by reference to the exhibit filed with the Company's 1997 Form 10-KSB.

          10.22 Indemnification Agreement between the Company and Philip B. Smith, dated as of February 8, 1996 is incorporated by reference to the exhibit filed with the Company's 1997 Form 10-KSB.

          10.23 Indemnification Agreement between the Company and John R. Grady, dated as of January 3, 1994 is incorporated by reference to the exhibit filed with the Company's 1997 Form 10-KSB.

          10.24 Indemnification Agreement between the Company and James B. Mariner, dated as of March 5, 1996 is incorporated by reference to the exhibit filed with the Company's 1997 Form 10-KSB.

          10.25 Indemnification Agreement between the Company and Richard L. Picheny, dated as of March 10, 1997 is incorporated by reference to the exhibit filed with the Company's 1997 Form 10-KSB.

          10.26 Indemnification Agreement between the Company and Andrew M. Brown, dated as of May 14, 1997 is incorporated by reference to the exhibit filed with the Company's 1997 Form 10-KSB.

          10.27 Indemnification Agreement between the Company and Russell Jackson, dated as of February 8, 1996 is incorporated by reference to the exhibit filed with the Company's 1997 Form 10-KSB.

          10.28 OEM Agreement between the Company and Vinca Corporation, dated June 17, 1997 is incorporated by reference to the exhibit filed with the Company's 1997 Form 10-KSB.

          10.29 Letter of Agreement between the Company and Vermont Research Products, Inc. dated September 30, 1997 is incorporated by reference to the exhibit filed with the Company's September 1997 10-Q.

          10.30 Stock Exchange and Settlement Agreement between the Company and The High View Fund and The High View Fund, L.P. dated September 25, 1997 is incorporated by reference to the exhibit filed with the Company's September 1997 10-Q.

          10.31 Form of Warrant to purchase Common Stock issued to The High View Fund and The High View Fund, L.P. is incorporated by reference to the exhibit filed with the Company's September 1997 10-Q.

          10.32 Form of Stock Purchase Agreement between the Company and the purchaser of the Series E Preferred Stock dated September 26, 1997 is incorporated by reference to the exhibit filed with the Company's September 1997 10-Q.

          10.33 Letter of Intent between the Company and Macon Holdings (S) Pte Ltd. Dated November 6, 1997 is incorporated by reference to the exhibit filed with the Company's September 1997 10-Q.

          10.34 Agreement between the Company and The High View Fund and The High View Fund, L.P. dated December 30, 1997 is incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q, as amended, for the quarter ended December 31, 1997 (the "December 1997 10-Q").

          10-35 Form of Convertible Subordinated Note issued to The High View Fund, The High View Fund, L.P. and their affiliates is incorporated by reference to the exhibit filed with the company's December 1997 10-Q.

          10.36 Form of Warrant to purchase Common Stock issued to The High View Fund, The High view Fund, L.P. and their affiliates is incorporated by reference to the exhibit filed with the Company's December 1997 10-Q.

          10.37 Letter of Employment, dated November 5, 1997, between the Company and Gordon L. Almquist.

          10.38 Letter of Employment, dated February 27, 1998, between the Company and E. Carey Walters.

          10.39 Indemnification Agreement, dated November 11, 1998, between the Company and Gordon L. Almquist.

          10.40 Indemnification Agreement, dated February 27, 1998, between the Company and E. Carey Walters.

          10.41 Agreement, dated February 26, 1998, between the Company and James B. Mariner.

          10.42 Settlement Agreement, dated as of February 1, 1998, between the Company and Vermont Research Products, Inc.

          10.43 Registration Rights Agreement, dated as of February 1, 1998, between the Company and Vermont Research Products, Inc.

          10.44 Common Stock Purchase Warrant, dated as of February 1, 1998, issued by the Company to Vermont Research Products, Inc.

          10.45 Investment Agreement, dated as of March 3, 1998, between the Company and Barry Saxe.

          10.46 Investment Agreement, dated as of March 9, 1998, between the Company and Barry Saxe.

          10.47 Settlement Agreement and Mutual Release, dated as of March 31, 1998, between the Company and Strategic Growth International, Inc.

          10.48 Registration Rights Agreement, dated as of March 31, 1998, between the Company and Strategic Growth International, Inc.

          10.49 Common Stock Purchase Warrant, dated as of November 19, 1997, issued by the Company to Troy & Gould Professional corporation.

          10.50 Letter of Agreement, dated June 15, 1998, between the Company and Vermont Research Products, Inc.

          10.51 Letter Agreement, dated June 15, 1998, between the Company and ALCO Financial Services, Inc.

          23.1 Consent of Deloitte & Touche LLP dated July 8, 1998, to the incorporation by reference in the Registration Statements (Form S-3, Nos. 333-50787, 333-3792 and 33-99668) and the
                 related prospectuses, with respect to the Financial Statements of ChatCom, Inc. included in the Annual Report (Form 10-KSB) for the year ended March 31, 1998.

          23.2 Consent of Grobstein, Horwath & Company LLP, dated July 10, 1998, to the incorporation by reference in the Company's Registration Statements23 (Form S-3, Nos. 333-50787, 333-3792 and 33-99668) and the related prospectuses, with respect to the Financial Statements of ChatCom, Inc. included in the Annual Report (Form 10-KSB) for the year ended March 31, 1998.

     27   Financial Data Schedule.

     (b)  Reports on Form 8-K.
          -------------------

          Current report on Form 8-K dated February 2, 1998 reporting on Item 4, as filed on February 6, 1998.

          Current report on Form 8-K dated February 19, 1998 reporting on Item 4, as filed on February 26, 1998.

                                  SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHATCOM, INC.
                                        a California corporation


Dated:  July 8, 1998                    By:  /s/ E. Carey Walters
                                             -----------------------------------
                                             E. Carey Walters, President and
                                             Chief Executive Officer

Dated:  July 8, 1998                    By:  /s/ Gordon L. Almquist
                                             -----------------------------------
                                             Gordon L. Almquist, Vice President,
                                             Chief Operating Officer and Chief
                                             Financial Officer

          In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  July 8, 1998                    By:  /s/ Richard F. Gordon, Jr.
                                             -----------------------------------
                                             Richard F. Gordon, Jr.,
                                             Chairman of the Board

Dated:  July 8, 1998                    By:  /s/ A. Charles Lubash
                                             -----------------------------------
                                             A. Charles Lubash, Director

Dated:  July 8, 1998                    By:  /s/ James D. Edwards
                                             -----------------------------------
                                             James D. Edwards, Director

Dated:  July 8, 1998                    By:  /s/ E. Carey Walters
                                             -----------------------------------
                                             E. Carey Walters, Director

                              FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors of
ChatCom, Inc.
Chatsworth, California:

We have audited the accompanying balance sheet of ChatCom, Inc., (the "Company") as of March 31, 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChatCom, Inc. as of March 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

GROBSTEIN, HORWATH & COMPANY LLP


Sherman Oaks, California
July 6, 1998

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors of
ChatCom, Inc.
Chatsworth, California:

We have audited the accompanying balance sheet of ChatCom, Inc., (the "Company") as of March 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ChatCom, Inc. as of March 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

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

DELOITTE & TOUCHE LLP

Los Angeles, California
June 20, 1997

CHATCOM, INC.
-------------

BALANCE SHEETS
MARCH 31, 1998 AND 1997                                                           (in thousands)
---------------------------------------------------------------------------------------------------------------
                                                                         Notes         1998             1997
                                                                         -----         ----             ----
ASSETS                                                                        6

CURRENT ASSETS:
  Cash and cash equivalents                                                            $    381       $  1,169
  Accounts receivable, net of allowances of
    $50,000 (1998) and $109,000 (1997)                                                      849          1,334
  Inventories                                                                 3           2,636          2,721
  Prepaid expenses and other
    current assets                                                                           92            108
                                                                                       --------       --------
      Total current assets                                                                3,958          5,332

EQUIPMENT AND FIXTURES, Net                                                   4,17          388            651

DEPOSITS                                                                                     22             24
                                                                                       --------       --------

TOTAL                                                                                  $  4,368       $  6,007
                                                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                            7        $  3,314       $  1,427
  Accrued expenses                                                            5           1,074            687
  Notes payable                                                              10             890
  Current portion of capital lease
    obligations                                                              17              15             23
                                                                                       --------       --------
       Total current liabilities                                                          5,293          2,137
                                                                                       --------       --------

CAPITAL LEASE OBLIGATIONS -
    less current portion                                                     17              22             12
                                                                                       --------       --------

COMMITMENTS AND CONTINGENCIES                                            6,7,17

REDEEMABLE PREFERRED STOCK:
 Series E Convertible Redeemable Preferred Stock, $1,100,000
    redemption value net of $163,000 of offering costs, authorized
    2,000 shares; issued and outstanding 1,100 shares                     11,13             937
                                                                                       --------       --------

STOCKHOLDERS' EQUITY (DEFICIT) :
 Preferred Stock, no par value, authorized 1,000,000 shares:
 Series D Convertible Preferred Stock, $1,000 stated value per share, authorized 5,000 shares, issued and outstanding
    2,496 shares                                                          10,13           1,407          1,407
 Series F Convertible Preferred Stock, $1,000 stated value
   per share, authorized 2,000 shares; issued and
   outstanding 945 shares                                                  7,13             945
 Series G Convertible Preferred Stock, $1,000 stated value
   per share, authorized 500 shares; issued and
   outstanding 400 shares                                                  7,13             400
 Common Stock, no par value, authorized, 25,000,000 shares
    issued and outstanding, 11,591,215
    (1998) and 9,826,892 (1997) shares                                    12,13          11,025         10,090
 Additional paid-in capital                                                  17           2,839          2,404
 Accumulated deficit                                                                    (18,500)       (10,043)
                                                                                       --------       --------
     Total stockholders' equity (deficit)                                                (1,884)         3,858
                                                                                       --------       --------
TOTAL                                                                                  $  4,368       $  6,007
                                                                                       ========       ========

See accompanying independent auditors' reports and notes to financial statements.

CHATCOM, INC.
-------------

STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996                                   (in thousands, except share and per share data)
------------------------------------------------------------------------------------------------------------------------------------


                                                      Notes              1998                 1997                 1996
                                                      -----              ----                 ----                 ----
NET SALES:
 Gross sales                                                         $    10,341           $    9,821           $   16,046
 Returns                                                    2             (3,070)                (718)              (1,256)
                                                                     -----------           ----------           ----------

 Net sales                                                                 7,271                9,103               14,790
                                                                     -----------           ----------           ----------

COST OF GOODS SOLD                                                         6,671                6,894                9,882
                                                                     -----------           ----------           ----------

GROSS PROFIT                                                                 600                2,209                4,908
                                                                     -----------           ----------           ----------

OPERATING EXPENSES:
   Selling expense                                                         3,170                3,262                3,429
   General and administrative expense                   16,17              2,834                2,339                2,004
   Research and development expense                                        2,041                1,246                  914
   Compensation expense related to stock options           13                                                           20
   Severance expense                                       14                100                                       322
                                                                     -----------           ----------           ----------

               Total operating expenses                                    8,145                6,847                6,689
                                                                     -----------           ----------           ----------

LOSS FROM OPERATIONS                                                      (7,545)              (4,638)              (1,781)

INTEREST INCOME                                                                4                   49
INTEREST EXPENSE                                         7,10               (231)                 (12)                (183)
                                                                     -----------           ----------           ----------

LOSS BEFORE PROVISION FOR
   INCOME TAXES                                                           (7,772)              (4,601)              (1,964)

PROVISION FOR INCOME TAXES                                 15                 (1)                                       (4)
                                                                     -----------           ----------           ----------

NET LOSS                                                                  (7,773)              (4,601)              (1,968)

DIVIDENDS ON PREFERRED STOCK                                                (684)                (894)
                                                                     -----------           ----------           ----------

NET LOSS AVAILABLE TO COMMON
   STOCKHOLDERS                                                      $    (8,457)          $   (5,495)          $   (1,968)
                                                                     ===========           ==========           ==========

BASIC NET LOSS PER COMMON SHARE                                      $     (0.84)          $    (0.61)          $    (0.26)
                                                                     ===========           ==========           ==========


Weighted average number of common shares                              10,068,865            8,965,743            7,536,629


See accompanying independent auditors' reports and notes to financial statements.

CHATCOM, INC.
-------------

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 31, 1998, 1997 AND 1996        (in thousands, except share data)
---------------------------------------------------------------------------------------------------------------------------------
                                            Preferred Stock                 Common Stock
                                        ------------------------      ------------------------                         Additional
                                        Number of                     Number of                     Subscription        Paid-in
                                Notes     Shares         Amount         Shares         Amount        Receivable         Capital
                                -----   ---------        -------      ---------        -------      ------------       ----------
BALANCE, April 1, 1995                                                 7,534,629       $ 5,859             $(100)          $1,416
  Exercise of stock options        13                                      2,000             1
  Grant of stock options                                                                                                       20
  Payment of subscription
   receivable                                                                                                100
  Issuance of Series B
   Preferred Stock                  8          75       $ 1,294
  Net loss
                                            -----       -------       ----------       -------             -----           ------
BALANCE, March 31, 1996                        75         1,294        7,536,629         5,860                              1,436
  Issuance of Series C
   Preferred Stock                  9          75         1,277
  Issuance of Series D
   Preferred Stock                 10       2,496         1,407
  Issuance of stock purchase
   warrants                        13                                                                                         968
  Conversion of Series B
   Preferred Stock                  8         (75)       (1,294)       1,024,768         1,294
  Conversion of Series C
   Preferred Stock                  9         (75)       (1,277)         907,098         1,277
  Preferred Stock dividends                                               38,041           809
  Exercise of stock options        13                                     30,000            37
  Exercise of stock purchase
   warrants                        13                                    290,356           813
  Net loss
                                            -----       -------       ----------       -------             -----           ------
BALANCE, March 31, 1997                     2,496         1,407        9,826,892        10,090                              2,404
  Issuance of Series F
   Preferred Stock                  7         945           945
  Issuance of Series G
   Preferred Stock                  7         400           400
  Preferred Stock dividends                                              154,800           235
  Additional paid in capital
   arising from beneficial
   conversion feature of
   Series E Preferred Stock                                                                                                   368
  Deemed dividend on Series E
   Preferred Stock arising
   from amortization of
   beneficial conversion feature
  Issuance of Common Stock         12                                    809,523           300
  Issuance of Common Stock
   in settlement of litigation     17                                    800,000           400                                 67
  Net loss
                                            --------------------------------------------------------------------------------------
BALANCE, March 31, 1998                     3,841       $ 2,752       11,591,215       $11,025                             $2,839
                                            ======================================================================================
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 31, 1998, 1997 AND 1996        (in thousands, except share data)
----------------------------------------------------------------------------------------------------------------------------------
                                       Accumulated        Stockholders'
                                         Deficit         Equity(Deficit)
                                      ------------       ---------------
BALANCE, April 1, 1995                  $ (2,580)            $ 4,595
  Exercise of stock options                                        1
  Grant of stock options                                          20
  Payment of subscription
   receivable                                                    100
  Issuance of Series B
   Preferred Stock                                             1,294
  Net loss                                (1,968)             (1,968)
                                        --------             -------
BALANCE, March 31, 1996                   (4,548)              4,042
  Issuance of Series C
   Preferred Stock                                             1,277
  Issuance of Series D
   Preferred Stock                                             1,407
  Issuance of stock purchase
   warrants                                                      968
  Conversion of Series B
   Preferred Stock
  Conversion of Series C
   Preferred Stock
  Preferred Stock dividends                 (894)                (85)
  Exercise of stock options                                       37
  Exercise of stock purchase
   warrants                                                      813
  Net loss                                (4,601)             (4,601)
                                        --------             -------
BALANCE, March 31, 1997                  (10,043)              3,858
  Issuance of Series F
   Preferred Stock                                               945
  Issuance of Series G
   Preferred Stock                                               400
  Preferred Stock dividends                 (316)                (81)
  Additional paid in capital
   arising from beneficial
   conversion feature of
   Series E Preferred Stock                                      368
  Deemed dividend on Series E
   Preferred Stock arising
   from amortization of
   beneficial conversion feature            (368)               (368)
  Issuance of Common Stock                                       300
  Issuance of Common Stock
   in settlement of litigation                                   467
  Net loss                                (7,773)             (7,773)
                                        --------             -------
BALANCE, March 31, 1998                 $(18,500)            $(1,884)
                                        ========             =======

See accompanying independent auditors' reports and notes to financial statements.

CHATCOM, INC.
-------------

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996                                        (in thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                  1998                   1997                   1996
                                                                  ----                   ----                   ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net loss                                                     $(7,773)               $(4,601)               $(1,968)
   Adjustments to reconcile net loss
      to net cash used in operating activities:
      Grant/extension of stock options                                                                             20
      Depreciation and amortization                                 350                    253                    312
      Loss on disposal of assets                                    130                                            57
      Provision for losses on accounts receivable                    28                    166                     37
      Interest on subordinated debt                                  52
      Provision for inventory obsolescence                        1,409                    794                    162
      Interest on accounts payable                                  175
      Value of common stock and stock options in
        in connection with litigation settlement                    467
   Changes in operating assets and liabilities:
         Accounts receivable                                        457                    468                  1,455
         Inventories                                             (1,324)                   (34)                  (521)
         Prepaid expenses and other current assets                   16                     94                    119
         Deposits                                                     2                     (3)                    (1)
         Accounts payable                                         3,057                   (416)                  (768)
         Accrued expenses                                           254                   (294)                   171
                                                                -------                -------                -------
            Net cash used in operating
               activities                                        (2,700)                (3,573)                  (925)
                                                                -------                -------                -------
CASH FLOWS FROM INVESTING
   ACTIVITIES - Capital expenditures                               (187)                  (343)                  (190)
                                                                -------                -------                -------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Proceeds from short-term borrowings                                                                            938
   Repayments of short-term borrowings                                                    (938)                (1,075)
   Change in restricted cash                                                               500                   (500)
    Principal payments on capital leases                            (28)                   (35)                   (33)
   Proceeds from sale of redeemable preferred stock                 937
   Proceeds from sale of common stock                               300
   Payment of preferred stock dividends                                                    (10)
   Proceeds from issuance of convertible
     subordinated debt                                              890
   Collection of subscription receivable                                                                          100
   Proceeds from issuance of Series B Preferred Stock                                                           1,294
   Proceeds from issuance of Series C Preferred Stock                                    1,325
   Proceeds from issuance of Series D Preferred Stock                                    2,322
   Proceeds from issuance of stock purchase warrants                                         4
   Proceeds from exercise of stock purchase warrants                                       813
   Proceeds from exercise of stock options                                                  37                      1
                                                                -------                -------                -------
           Net cash provided by financing
              activities                                          2,099                  4,018                    725
                                                                -------                -------                -------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                       (788)                   102                   (390)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                               1,169                  1,067                  1,457
                                                                -------                -------                -------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                   $   381                $ 1,169                $ 1,067
                                                                =======                =======                =======

See accompanying independent auditors' reports and notes to financial statements.
                                                                     (Continued)

CHATCOM, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands):

                                        1998      1997       1996
                                        ----      ----       ----
Cash paid for income taxes             $         $          $   2

Cash paid for interest                 $         $  12      $ 196

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

 During the fiscal years ended March 31, 1998 ("fiscal 1998") and 1997 ("fiscal 1997"), the Company acquired office equipment under capital leases in the amount of $30,000 and $22,000, respectively.

 During fiscal 1998, the Company accrued dividends related to the Series D Convertible Preferred Stock of $250,000 and paid dividends of $235,000 through the issuance of 154,800 shares of common stock which resulted in an increase in common stock of $235,000 and a decrease in accrued expenses of $235,000.

 During fiscal 1998, the Company accrued dividends related to the Series E Convertible Redeemable Preferred Stock, Series F Convertible Preferred Stock and Series G Convertible Preferred Stock of $45,000, $14,000 and $6,000, respectively.

 During fiscal 1998, the Company recognized the beneficial conversion feature associated with the Series E Convertible Redeemable Preferred Stock of $368,000 as an increase in additional paid in capital. The related discount was amortized over the minimum period in which the preferred shareholders could realize that return as a deemed dividend.

 During fiscal 1998, the Company granted to Strategic Growth International, Inc. ("SGI") 800,000 shares of Common Stock; options to purchase 200,000 shares of Common Stock; and cash of $100,000 (of which $15,000 was paid to SGI through March 31, 1998) as payment in connection with a lawsuit settlement. The transaction resulted in an increase in Common Stock and additional paid-in capital of $400,000 and $67,000, respectively, and a charge to general and administrative expenses of $567,000 during the fourth quarter of fiscal 1998.

 During fiscal 1997, the Company accrued dividends related to the Series D Convertible Preferred stock of $75,000.

 During fiscal 1997, 75 shares of Series B Preferred Stock and 75 shares of Series C Preferred Stock were converted into 1,024,768 and 907,098 shares of the Company's Common Stock (the "Common Stock"), respectively.

 During fiscal 1997, the Company issued 38,041 shares of Common Stock in payment of accrued dividends of $59,000 relating to Series B Preferred Stock and Series C Preferred Stock.

 During fiscal 1997, the Company recognized preferred stock dividends of $750,000 as a result of the beneficial conversion features of the Series B Preferred Stock and Series C Preferred Stock, which resulted in an increase in accumulated deficit of $750,000 and an increase in Common Stock of $750,000. (See note 8.)

 During fiscal 1997, the Company granted warrants to purchase 100,000 shares of Common Stock to SGI as partial compensation pursuant to a finders' fee agreement in connection with the placement of the Series D preferred Stock.
 The transaction resulted in an increase in additional paid-in capital of $1,000 and a decrease in Series D Preferred Stock of $1,000.

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

 See accompanying independent auditors' reports and notes to financial statements

CHATCOM, INC.
-------------

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - ChatCom, Inc., a California corporation, is engaged in the
     --------
     business of developing, integrating, manufacturing and marketing highly-efficient centralized server and storage management systems.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the years ended March 31, 1998, 1997 and 1996 the Company incurred net losses of $7,773,000, $4,601,000 and $1,968,000, respectively, and negative cash flows from operations of $2,700,000, and $3,573,000 and $925,000, respectively, which raise substantial doubt about its ability to continue as a going concern. Additionally, revenues during the fourth quarter of fiscal 1998 were lower than that of the fourth quarter of the previous year. As of March 31, 1998, the Company had negative working capital of $1,335,000, as compared to working capital of $3,195,000 as of March 31, 1997. The Company must provide additional liquidity to support its current level of operations or any significant future increase in revenues and is actively seeking additional financing to meet its immediate needs as well as its anticipated requirements for the balance of the fiscal year ending March 31, 1999. The Company, which currently does not have any bank debt, has received a conditional commitment for a credit line (maximum of $750,000) and is in the process of reviewing documentation for such a credit line. On June 11, 1998, the Company received $100,000 from its largest creditor (the "Creditor") in exchange for issuing a 30 day promissory note. The note agreement contains numerous conditions and restrictions including, among others, the prior approval of the Creditor of any debt or equity financing. The Company is continuing to discuss equity investments with several potential sources. The Company has not effected the line of credit and has not received a firm commitment for any equity financing, and there can be no assurance that it will be able to consummate such transactions in the future. If the Company does not raise sufficient financing to meet its short term needs, the Company will more than likely be unable to continue its operations. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

     Cash and Cash Equivalents - The Company considers cash on hand, demand
     -------------------------
     deposits and short-term investments with original maturities of 90 days or less to be cash equivalents. At March 31, 1998, the balance of cash and cash equivalents consisted of cash on hand. At March 31, 1997, the balance of cash and cash equivalents consisted of cash on hand, demand deposits, and a certificate of deposit.

     Financial Instruments - The carrying value of cash and cash equivalents,
     ---------------------
     accounts receivable, accounts payable and short-term borrowings approximate fair value due to the short maturities of such instruments.

     The Company's financial instruments that are exposed to concentration of credit risk consist primarily of its cash and cash equivalents, and accounts receivable. The Company restricts its investment of cash and cash equivalents to financial institutions with high credit standing. Credit risk on accounts receivable is minimized to a certain extent as a result of the large number and geographic dispersion of the Company's nationwide customer base. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for potential credit losses.

     Inventories - Inventories are stated at the lower of cost (first-in, first-
     -----------
     out) or market. The Company reviews its inventories and assesses the reserve for obsolete and excess inventories required to state inventories at the lower of cost or market approximately quarterly. The charges to cost of goods sold for the valuation of obsolete and excess inventories were $1,409,000, $794,000 and $162,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

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

               Equipment                       5 years
               Software                        3 years
               Furniture and fixtures          5 years
               Leasehold improvements          Lesser of lease
                                                 term or 5 years

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of -
     -----------------------------------------------------------------------
     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicates that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used in the future is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position or results of operations.

     Advertising costs -  Advertising costs are expensed as incurred.
     -----------------
     Advertising costs for the year ended March 31, 1998, 1997 and 1996 were $304,000, $564,000 and $723,000, respectively.

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

     At the time an extended warranty agreement is sold, the proceeds are recorded as deferred revenue and amortized to income on a straight-line basis over the extended warranty period. Sales of extended warranty agreements began in February 1994. Extended warranty agreements in the amounts of $85,000, $139,000 and $94,000 were sold during the years ended March 31, 1998, 1997 and 1996, respectively. Deferred revenue related to extended warranty agreements of $141,000 and $147,000 were included in accrued expenses at March 31, 1998 and 1997, respectively.

     Sales to Foreign Customers - Sales to foreign customers accounted for
     --------------------------
     approximately 16% and 13% of net sales for the year ended March 31, 1998 and 1997, respectively. Sales to foreign customers for the year ended March 31, 1996 were not material.

     Major Customers - The Company had sales to individual customers in the
     ---------------
     amount of $690,000, $1,177,000 and $853,000 during the years ended March 31, 1998, 1997 and 1996, respectively.

     Income Taxes -Deferred income tax assets and liabilities are computed
     ------------
     annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax law and rates applicable in periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year and the change in deferred income tax assets and liabilities during the year.

     Earnings per Share - Earnings per common share are computed in accordance
     ------------------
     with SFAS No. 128 "Earnings per Share." Basic earnings per common share are computed based on the weighted average number of common shares outstanding during the periods. Diluted earnings per common share were computed giving effect to all dilutive potential common shares outstanding during the periods. The computation of diluted earnings per common share was antidilutive in all periods; therefore, only basic earnings per common share have been presented.

     Securities which could potentially dilute basic earnings per common share in the future that were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the periods presented include the Company's Series D, E, F and G convertible preferred stocks (See Notes 7, 10 and 11), outstanding warrants and stock options (See Note 13).

     Stock Options - The Company adopted SFAS No. 123, "Accounting for Stock-
     -------------
     Based Compensation," on April 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company continues to apply APB Opinion No. 25 to its stock-based compensation awards to employees and has disclosed the required pro forma effect on net loss and loss per share. (See Note 13).

2.   SALES RETURNS

     In January 1997, the Company executed a Memorandum of Understanding with Macon Holdings (S) Pte. Ltd. ("Macon") whereby Macon, headquartered in Singapore, was appointed a Master Distributor of the Company's products in the Asia Pacific Region. The terms that governed the business dealings and relationship between the Company and Macon were subsequently memorialized in a Master Distributor Agreement dated December 5, 1997 (the "Distribution Agreement"). The Distribution Agreement also provided for the scheduled repayment of the outstanding balance owed by Macon and granted Macon the exclusive rights to distribute the Company's products in the Asia Pacific region provided that Macon purchase a minimum of $3.0 million of equipment (net of returns) from the Company through the period ending December 31, 1998. In the event Macon does not purchase the required minimum, the Company retained the right to sell directly into the territory and appoint additional distributors or resellers in the territory.

     During the quarterly periods ended June 30, 1997 and September 30, 1997, the Company shipped equipment to Macon totaling $2.8 million and $.5 million, respectively ($3.3 million in the aggregate). These sales were made to Macon on an "open account" basis with payment terms generally 30 days from date of invoice. Payments made by Macon for the quarterly periods ended June 30, 1997, September 30, 1997 and December 31, 1997 totaled $250,000, $257,000, and $80,000, respectively. No payments have been received from Macon subsequent to December 31, 1997. As a result of Macon's inability to effect timely payments of its obligations to the Company, which Macon has attributed primarily to the Asian economic crisis during the later part of 1997 as well as less than anticipated market acceptance of the equipment, the Company and Macon agreed to permit Macon to return to the Company all equipment which remained unpaid and unsold by Macon (approximately $2.7 million at sales price, approximately $1.8 million at cost). Of the amount returned by Macon, approximately $505,000 (approximately $328,000 at cost) was received by the Company during the quarter ended December 31, 1997 (of which $285,000 at sales prices, approximately $185,000 at cost was accrued for as of September 30, 1997) and $2.2 million at sales price (approximately $1.4 million at cost) was received during the quarter ended March 31, 1998 (of which $2.1 million at sales prices, approximately $1.3 million at cost was accrued for during the quarter ended December 31, 1997). The equipment received from Macon is a type that can be readily sold to other customers in the event the Company is able to secure additional orders for these products. As a result of the significant increase in inventory due primarily to the product returns from Macon described above as well as price decreases due to technological obsolescence (and anticipated future price decreases) of certain components associated with the returned equipment, the Company recorded an increase to its reserve for obsolescence of approximately $400,000 during the quarter ended December 31, 1997. Through March 31, 1998, approximately $1.1 million (approximately $705,000 at cost) of the equipment returned from Macon had been resold by the Company to other customers. The Company anticipates selling the balance during the next twelve months and expects to recover the carrying value of the returned equipment.

     As a result of Macon's inability to remit timely on its prior obligations to the Company, the Company anticipates that all future sales to Macon will be on letter of credit or cash payment-in-full in advance of shipment.

3.   INVENTORIES

     Inventories consist of the following:

                                                                    March 31,
                                                        ---------------------------------
                                                           1998                  1997
                                                           ----                  ----
            Raw materials                               $   766,000            $1,508,000
            Work-in process                                 459,000             1,056,000
            Finished goods                                3,192,000             1,121,000
                                                        -----------            ----------
            Inventory at cost                             4,417,000             3,685,000
            Less:  Reserve for obsolescence              (1,781,000)             (964,000)
                                                        -----------            ----------
                                                        $ 2,636,000            $2,721,000
                                                        ===========            ==========

4.   EQUIPMENT AND FIXTURES

     Equipment and fixtures consist of the following:

                                                                    March 31,
                                                        ---------------------------------
                                                           1998                  1997
                                                           ----                  ----
            Equipment                                   $ 694,000            $1,006,000
            Software                                       75,000               137,000
            Furniture and fixtures                         33,000               181,000
            Leasehold improvements                         89,000                74,000
                                                        ---------            ----------
                                                          891,000             1,398,000
            Less accumulated depreciation
              and amortization                           (503,000)             (747,000)
                                                        ---------            ----------
                                                        $ 388,000            $  651,000
                                                        =========            ==========

5.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                    March 31,
                                                        ---------------------------------
                                                           1998                  1997
                                                           ----                  ----
            Accrued payroll and related expenses        $  255,000             $252,000
            Accrued bonuses and commissions                 17,000               29,000
            Accrued dividends on preferred stock           155,000               75,000
            Reserve for severance                                                54,000
            Accrued royalties                               35,000               35,000
            Legal settlement (Note 17B.)                    85,000
            Legal and accounting                            61,000
            Interest                                        52,000
            Late penalty-share registration
              (Series E Preferred Stock)                   106,000
            Deferred revenue                               100,000              147,000
            Accrued warranty expense                        15,000               15,000
            Other liabilities                              193,000               80,000
                                                        ----------           ----------
                                                        $1,074,000             $687,000
                                                        ==========           ==========

6.   LINE OF CREDIT

     On June 15, 1998, the Company entered into a conditional commitment letter with ALCO Financial Services, Inc. ("ALCO") pursuant to which ALCO has agreed, subject to certain conditions, to provide the Company with a maximum $750,000 line of credit. Under the proposed terms of the line of credit, which would remain in effect for a period of one year, the Company would be able to borrow from ALCO based on eligible U.S. accounts receivable and inventory, at prime plus seven percent. The line of credit would also include certain other fees and conditions and would grant ALCO a blanket lien on all assets of the Company. The line of credit is subject to a review by ALCO of the Company's inventory and the execution of final documentation. There can be no assurance that the line of credit will ultimately be effected.

7.   CONVERSION OF UNSECURED DEBT

     As of February 1, 1998, the Company entered into a Settlement Agreement with Vermont Research Products, Inc. ("VRPI"), a major supplier of certain products (which are resold by the Company), for the conversion of a portion of the amount owed by the Company to VRPI (approximately $2.04 million at February 1, 1998) into 945 shares of the Company's Series F Convertible Redeemable Preferred Stock, $1,000 stated value per share, valued at $945,000 (the "Series F Preferred Stock") and 400 shares of the Company's Series G Convertible Preferred Stock, $1,000 stated value per share, valued at $400,000 (the "Series G Preferred Stock"). The Settlement Agreement also provided for payment terms with respect to the remaining balance owed to VRPI (approximately $694,000 at February 1, 1998 (the "Remaining Balance")). The Company has the option to redeem the Series F Preferred Stock for a period of 120 days following the Closing Date (expiring on July 18, 1998) for a total amount equal to the greater of (a) 115% of the stated value of the Series F Preferred Stock, or (b) 115% of the aggregate market value of shares of Common Stock into which the shares of Series F Preferred Stock are convertible plus accrued dividends. As additional consideration, the Company issued to VRPI a five-year warrant to purchase 285,000 shares of Common Stock at an exercise price of $.35 per share. Dividends on the Series F Preferred Stock and Series G Preferred Stock are payable in cash or shares of Common Stock, at the election of the Company, at the rate of 9.5% per annum. The Series F Preferred Stock is convertible into shares of Common Stock at any time through January 31, 2003 at a conversion price equal to the market price at the time of conversion, but at a conversion price no greater than $.95 per share and no less than $.35 per share. The Series G Preferred Stock is convertible into shares of Common Stock at a conversion price of $.35 per share. The holders of the Series F Preferred Stock and Series G Preferred Stock are entitled to equal preference with holders of the Company's Series D and Series E Preferred Stock. The Company agreed to use its best efforts to register the shares issuable upon the conversion of the Series F Preferred Stock and Series G Preferred Stock and upon the exercise of the warrants, with such registration statement to be declared effective no later than April 29, 1998 (extended to May 29, 1998 under certain circumstances). As long as any amounts of Series F Preferred Stock or Series G Preferred Stock remain outstanding, VRPI shall have the right to approve any preferred stock offering by the Company which rank equal to or senior to those of VRPI's, and approve any debt offering contemplated by the Company, except for commercial bank lines of credit or loans secured by the Company's U.S. accounts receivable or inventory. Of the remaining balance owed to VRPI after the conversion of certain amounts into the Series F Preferred Stock and the Series G Preferred Stock, $274,000 represents equipment warehoused by VRPI for the Company and is payable to VRPI at the time of shipment to any customer of the Company. Of the remaining balance owed to VRPI (approximately $420,000 together with interest at 9.5% effective February 1, 1998), $5,000 was payable upon execution of the Settlement Agreement, $5,000 was payable on March 1, 1998, $5,000 was payable on April 1, 1998, and $35,000 per month was payable commencing May 1, 1998. Additionally, the Company is required to remit 25% of its collections of foreign accounts receivable commencing February 1, 1998 as well as 20% of the net proceeds to the Company of any equity financings (other than commercial bank loan financing or asset based lending against United States accounts receivable and finished or assembled good inventory) effected by the Company subsequent to February 1, 1998 plus the sum of $50,000 upon consummation of each of the first two such financings. The Company also agreed to pay VRPI's expenses in connection with this transaction.

     During the quarter ended December 31, 1997 and in anticipation of entering into the above agreement, the Company agreed to VRPI's invoicing the Company $175,000 for interest charges related to its month-end balances owed to VRPI throughout 1997. The effective rate of interest was approximately 17%.

     Pursuant to the Settlement Agreement, the Company has paid VRPI the sum of $50,000 (of which $5,000 was paid upon the execution of the Settlement Agreement, $5,000 paid on March 1, 1998 and April 1, 1998 and $15,000 was paid on May 1, 1998). Due to the Company's liquidity crisis, no further payments have been made to VRPI including any amounts owed in connection with the Company's issuance of Common Stock in March 1998 ($110,000) (See
     Note 12) and in connection with the Company's collection of foreign accounts receivable (approximately $18,000 as of March 31, 1998) .

     On June 6, 1998, the Company received written notice from VRPI of VRPI's decision (which the Company has not agreed to) to surrender its Series F & Series G Preferred Stock as a result of VRPI's contention that the Company failed to timely file a registration statement covering the underlying Common Shares. On June 11, 1998, the Company received a $100,000 loan from VRPI (the "VRPI Loan"). The VRPI Loan provides for interest at the rate of 15% per annum, is secured by the Company's foreign accounts receivable and is due on July 11, 1998. During the 30 day period ending July 11, 1998 (the "Study Period"), VRPI will conduct an examination of the Company's technology and finances in order to determine if an investment in the Company is warranted. The VRPI Loan contains certain restrictions, including, among others, the use of the loan proceeds for only those expenses necessary to continue the Company's operations during the Study Period and the Company's agreement not to issue stock or incur debt, except for the Company's proposed line of credit (described above) with any party other than VRPI and those persons or entities who choose to participate with VRPI in connection with any further financing of the Company. VRPI has informed the Company that it has prepared, but not filed, a lawsuit against the Company and certain of its officers and directors and has agreed not to file the complaint during the Study Period. On July 7, 1998 VRPI provided an additional $100,000 of financing to the Company. No assurances can be given that VRPI, or any other person or entity, will provide additional financing to the Company or that VRPI will not take legal action against the Company.

8.   SERIES B PREFERRED STOCK

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

9.   SERIES C PREFERRED STOCK

     In May 1996, the Company sold 75 shares of Series C Preferred Stock, $20,000 stated value per share (the "Series C Preferred Stock"), for gross proceeds of $1,500,000. Offering costs of $175,000, consisting of finders' fees, legal fees, accounting fees, listing fees and registration costs, were incurred by the Company. Dividends were payable in cash or Common Stock, at the option of the Company, at a rate of 6% per annum. The shares were convertible into Common Stock with a conversion price equal to the lesser of the average closing bid price for the five trading days prior to the date of sale or 75% of the average closing bid price for the five trading days prior to the date of conversion or redemption. As a result of this beneficial conversion feature, $375,000 was charged to additional paid-in capital and reflected as a preferred stock dividend during fiscal 1997. During fiscal 1997, the holders of the Series C Preferred Stock converted all of the outstanding shares into 907,098 shares of Common Stock. The Company paid dividends of 22,506 shares of Common Stock related to the Series C Preferred Stock.

10.  SERIES D PREFERRED STOCK AND CONVERTIBLE SUBORDINATED DEBT

     In December 1996, the Company sold 2,496 shares of Series D Voting Convertible Preferred Stock, $1,000 stated value per share (the "Series D Preferred Stock") and warrants to purchase 400,000 shares of Common Stock (the "Warrants"), for gross proceeds of $2,500,000. Offering costs of $178,000, consisting of cash finders' fees, warrants issued as finders' fees, legal fees, accounting fees, listing fees and registration costs, were incurred by the Company. Dividends are payable in cash or Common Stock, at the option of the Company, at a rate of 10% per annum. The Series D Preferred Stock is also convertible at the election of the holders into shares of Common Stock during the one-year period commencing on December 14, 1997. The actual number of shares of Common Stock into which the Series D Preferred Stock and any dividends that are payable in shares of Common Stock are convertible is variable, with the conversion value of the shares being equal to the market price of the Common Stock (determined based on the closing sale price of the Common Stock for the ten trading days preceding the date of conversion). The conversion value of the Common Stock has a cap of $4.50 per share and, commencing on December 14, 1997, has a floor of $1.50 per share. The Company has agreed to register the shares issuable upon conversion of Series D Preferred Stock or upon exercise of the Warrants. The purchasers of the Series D Preferred Stock have voting rights for each share of the Series D Preferred Stock outstanding equivalent to that of 380 shares of Common Stock. Holders of the Series D Preferred Stock also have the right to elect a majority of the Company's directors in the event of default by the Company in the payment of dividends on the Series D Preferred Stock or upon certain other defined events of default.

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

     During December 1997, High View alleged in a draft complaint (which was not filed) that the Company and its directors fraudulently induced High View to enter into the Exchange Transaction. On December 31, 1997, the Company terminated and cancelled the Exchange Transaction effective as of September 25, 1997 pursuant to an agreement with High View and certain of its affiliates (the "High View Group") dated December 30, 1997 (the "New Agreement"). Pursuant to the New Agreement, the Settlement Agreements entered into in connection with the Exchange Transaction were terminated and cancelled and all transactions purported to be effected pursuant to the Settlement Agreements were rescinded. As a result of the cancellation, (i) High View continues to hold the Series D Preferred Stock and the Old Warrants that were issued by the Company in December 1996; (ii) High View continues to be the payee of the $350,000 Loan; and (iii) the Stock Purchase Agreement by and among the Company and High View dated December 9, 1996 continues to be in full force and effect.

     In addition, pursuant to the New Agreement, the High View Group made additional loans to the Company in the amount of $540,000 (the "Additional Loans") to help the Company meet its working capital shortfall. The Additional Loans are evidenced by 9.5% convertible subordinated notes in the aggregate principal amount of $540,000 (the "Additional Notes"). In connection with the issuance of the Additional Notes, the Company also issued to the High View Group warrants to purchase an aggregate of 150,000 shares of Common Stock (the "Additional Warrants"). The Additional Notes mature on January 1, 1999 and bear interest on the outstanding principal amount at the rate of 9.5% per annum, payable semiannually in cash or shares of Common Stock at the election of the Company. The Additional Notes are convertible into shares of Common Stock, at the election of the holder, at a conversion price equal to the greater of (i) $0.35 or (ii) 75% of the average market price of the Common Stock during the ten trading days preceding the conversion date, subject to a maximum conversion price of $0.95. Payment of the Additional Notes is subordinated to the prior payment of indebtedness the Company may from time to time owe to any bank or other financial institution (but excluding trade creditors). The Additional Warrants expire on December 13, 2001 and have an exercise price of $0.375 per share. Pursuant to the New Agreement, the $350,000 Loan was evidenced by convertible subordinated notes having terms substantially the same as the terms of the Additional Notes. The Company has agreed to register the shares of Common Stock issuable upon conversion of the Additional Loans, the $350,000 Loan, and upon exercise of the Additional Warrants. Under the terms of the New Agreement, High View released the Company and its officers and directors from any claims that they might have arisen from the Exchange Transaction contemplated by the Settlement Agreements. The New Agreement also required the Company to reimburse High View in the amount of $40,000 for legal expenses incurred in connection with the settlement.

11.  SERIES E CONVERTIBLE REDEEMABLE PREFERRED STOCK

     On September 26, 1997, the Company entered into Stock Purchase Agreements (the "Agreements") whereby the Company agreed to sell to two accredited investors up to 1,700 shares of Series E Convertible Redeemable Preferred Stock, $1,000 stated value per share (the "Series E Preferred Stock"), and warrants to purchase 432,727 shares of Common Stock at a price of $1.25 per share (the "Series E Warrants"). Pursuant to the Agreements, a total of 1,100 shares of Series E Preferred Stock and 254,545 of the Series E Warrants were sold by the Company on September 26, 1997 for gross proceeds of $1,100,000. The sale of the Series E Preferred Stock and the Series E Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder. The Company received various representations and warranties from the investors, including a representation that the investors are "accredited investors" within the meaning of Regulation D. Offering costs of $163,000, consisting primarily of cash finders' fees and legal fees, were incurred by the Company. Dividends on the Series E Preferred Stock are payable in cash or Common Stock, at the option of the Company, at a rate of 8% per annum. The sale of the additional 600 shares of Series E Preferred Stock and 178,182 Series E Warrants ($600,000 of gross offering proceeds) is scheduled to occur within five days following the Company's satisfaction of certain conditions which include, among others, a registration statement covering the sale of the shares issuable upon conversion of the Series E Preferred Stock and upon the exercise of the Series E Warrants is declared effective; the market price of the Company's Common Stock for the ten trading days preceding the additional closing date exceeds $1.00 per share; and the funding from a strategic investor of at least $1,000,000 from the sale of equity securities of the Company. One-half of the Series E Preferred Stock is convertible at the election of the holder into shares of the Company's Common Stock commencing on the 51st day after the closing date and all of the Series E Preferred Stock is convertible commencing on the 91st day after such closing date. The conversion value to determine the number of shares of Common Stock into which the Series E Preferred Stock is convertible is the lesser of $1.375 or 75% of the average of the closing bid prices of the Common Stock during the five trading days immediately preceding the conversion date. The Series E Warrants are exercisable for five years commencing January 1, 1998. The Company has agreed to register the shares issuable upon the conversion of the Series E Preferred Stock and upon the exercise of the Series E Warrants. The Registration Rights Agreement provides that in the event the registration statement is not declared effective on or before December 25, 1997, the Company shall pay the investors, on January 24, 1998 and on each successive date which is 30 days after the previous payment date (pro rated for partial periods) until such registration statement is declared effective, payments in the amount of 3% of the purchase price of outstanding Series E Preferred Stock

     ($1,100,000), in cash or shares of the Company's Common Stock at the election of the investor. As of March 31, 1998, such registration statement has not yet been filed, and the Company owed such investors payments in the amount of $105,600.

     The Series E Preferred Stock is subject to both a mandatory and voluntary redemption. If on September 1, 1998 the resale of all of the shares of Common Stock issuable upon conversion of the then outstanding shares of Series E Preferred Stock is not at that time duly registered as described above, the Company, at the demand of any investor, shall redeem such investor's shares of Series E Preferred Stock for total amount equal to the market price times the number of shares of Common stock into which such shares of Series E Preferred Stock are convertible on the date of such demand, and shall also pay accrued dividends on such shares of Series E Preferred Stock, whether or not declared, to the redemption date.

     Shares of the Series E Preferred Stock may also be redeemed, at the option of the Company in whole or in part, upon fifteen days written notice, at any time after the later of January 31, 1998 or 50 days after the effective date of the registration statement described above, for a total amount equal to 133% of the stated value of Series E Preferred Stock, and shall also pay accrued dividends on such shares of Series E Preferred Stock, whether or not declared, to the redemption date. In case of the redemption of a part only of the outstanding shares of Series E Preferred Stock, the shares to be redeemed shall be selected pro rata from each record holder of such shares. During the first ten business days of such fifteen-day period, each record holder of shares of the Series E Preferred Stock shall have the right to convert such shares as provided above.

     No assurance can be given that the Company will be able to satisfactorily meet the conditions required for the sale of the additional 600 shares of Series E Preferred Stock.

12.  COMMON STOCK

     During March 1998, the Company completed a sale of 809,523 shares of Common Stock to an accredited investor at an average price of $0.37 per share ($300,000 of proceeds in the aggregate).

13.  STOCK OPTIONS AND WARRANTS

     Stock Options
     -------------

     The Company applies APB Opinion 25 in accounting for its Stock Options Plans (the "Plans"). Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below.

                                                                  Year Ended March 31
                                         ------------------------------------------------------------------

                                                          1998                   1997                  1996
                                                   -----------            -----------           -----------
Net loss                 As reported               $(7,773,000)           $(4,601,000)          $(1,968,000)
                         per share                 $     (0.84)           $     (0.61)          $     (0.26)

                         Pro Forma                 $(8,496,000)           $(5,315,000)          $(2,546,000)
                         per share                 $     (0.91)           $     (0.69)          $     (0.34)

     The Company had an incentive stock option plan that expired in April 1995 (the "1985 Plan"), under which options to purchase 400,000 shares of Common Stock could be granted to officers and employees. Options granted were at 100% of the estimated fair market value on the dates of grant. On November 22, 1994, the shareholders of the Company approved and adopted the Company's 1994 Stock Option Plan (the "1994 Plan") to replace the expiring 1985 Plan. Under the 1994 Plan, options to purchase up to 2,000,000 shares of Common Stock may be granted to officers, employees, directors and consultants of the Company. On February 8, 1996, and on November 21, 1996 the shareholders of the Company approved and adopted amendments to the 1994 Plan, which revised the provision for the granting of formula options to non-employee directors of the Company. A summary of the status of the Company's stock option plans is summarized below:

                                                                Fiscal Years Ending March 31,
                                      ------------------------------------------------------------------------------------
                                               1998                            1997                         1996
                                               ----                            ----                         ----
                                                      Weighted                        Weighted                    Weighted
                                                      Average                         Average                     Average
                                                      Exercise                        Exercise                    Exercise
                                       Shares          Price           Shares          Price        Shares         Price
                                       ------         --------         ------         --------      ------        --------
         Outstanding at               1,244,350        $2.26         1,003,600         $2.22        339,100        $2.30
         beginning of year

           Granted                    1,859,483        $0.64           392,500         $2.33        798,750        $2.19
           Exercised                                                                                  2,000        $0.45
           Lapsed or canceled        (1,112,350)       $2.06          (151,750)        $2.20       (132,250)       $2.27
                                     ----------                      ---------                    ---------
         Outstanding at year end      1,991,483        $0.86         1,244,350         $2.26      1,003,600        $2.22
                                     ==========                      =========                    =========
         Options exercisable at
          year end                    1,069,483                        803,100                      459,600
         Options available for
          future grant                    8,517                        755,650                      996,400
         Weighted average fair
          value of options
          granted during the year         $1.82                          $1.98                        $0.41

       The following table presents summarized information about stock options outstanding at March 31, 1998:

                                                          Options Outstanding                        Options Exercisable
                                             ---------------------------------------------         -----------------------
                                                                 Weighted
                                                                  Average         Weighted                        Weighted
                                               Number            Remaining        Average            Number        Average
                                             Outstanding        Contractual       Exercise         Outstanding    Exercise
           Range of Exercise Price           at 3/31/98            Life            Price           at 3/31/98       Price
           -----------------------           -----------        -----------       --------         -----------    --------
                 $0.38 - $.99                 1,471,150            9.92            $0.40              549,150      $0.40
                 $1.00-$1.99                    193,333            2.80             1.75              193,333       1.75
                 $2.00-$2.99                    309,500            7.59             2.34              309,500       2.34
                 $3.00-$3.99                     12,500            0.43             3.49               12,500       3.49
                 $4.00-$4.03                      5,000            7.00             4.03                5,000       4.03
                                              ---------                                             ---------
                                              1,991,483            8.80             0.86            1,069,483       1.26
                                              =========                                             =========

       The fair value of the options granted during the years ended March 31, 1998, 1997 and 1996 was estimated using the Black-Scholes option pricing model based on groups of options with identical terms (including actual contractual lives ranging from 3 to 10 years) assuming a volatility rates ranging from of 93% and 117% and zero dividend yield, and a discount rate of 5.6 to 6.7%.

     At March 31, 1998, no options were outstanding under the 1985 Plan.
     During February 1998, the Company cancelled and re-issued 414,400 stock options at an exercise price of $0.40 per share under the 1994 Plan. Exercise prices of the cancelled options ranged from $1.25 per share to $5.00 per share. Of the 414,400 re-issued stock options, 56,400 options became exercisable immediately. Of the balance of the re-issued options (358,000), one-third vested at date of issuance, one-third on the first anniversary of the date of grant, and one-third on the second anniversary of the date of grant. Of the remaining options granted during fiscal 1998 (1,056,750), 31,750 options became exercisable immediately. Of the balance of these options (1,025,000), one-third vested at date of issuance, one-third on the first anniversary of the date of grant, and one-third on the second anniversary of the date of grant. All options granted during fiscal 1998 expire ten years from date of grant.

     Pursuant to a provision contained in the Series D Preferred Stock purchase agreement, certain of the options which were granted during fiscal 1998 are subject to the approval by the holders of the Series D Preferred Stock. As of March 31, 1998, the Company has not received such approval from the holders of the Series D Preferred Stock.

     All outstanding options under the 1994 Plan expire between three and ten years from the date of grant. Pursuant to the terms of the 1994 Plan, the options granted to employees have an exercise price equal to the market value of the Common Stock on the date of grant. Accordingly, no compensation expense was recorded with respect to the granting of employee options.

     Pursuant to the terms of a settlement agreement, the Company, during February 1998, issued 200,000 non-qualified stock options at an exercise price of $0.50 per share. The non-qualified stock option is fully exercisable and expires three years from date of grant (see Note 17 B.)

     In August 1994, the Company extended the exercise terms of 744,000 non-qualified options (which consisted of 44,000 options granted to directors in fiscal 1992 for service on the Board of Directors, 400,000 options granted to officers of the Company in fiscal 1992 pursuant to the terms of their employment agreements, and 300,000 options that were granted to directors in fiscal 1991 in connection with loan guarantees) to expire at a date ten years from the original grant date. All of the options were originally granted to directors and officers, some of whom are major shareholders, of the Company prior to the end of fiscal 1992 and have an exercise price of $0.60 per share. All of the 744,000 options are exercisable as of March 31, 1998 of which 700,000 expire on January 31, 2002 and 44,000 expire on March 31, 2003.

     In fiscal 1993, the Company granted options to purchase 30,000 shares of Common Stock to a consultant, which were exercisable at a price of $1.25 per share. On April 15, 1996, the consultant exercised all of the options.

     Stock Purchase Warrants
     -----------------------

     In connection with the private placement of Series E Preferred Stock, the Company issued warrants to purchase 254,545 shares of Common Stock at a price of $1.25 per share. The foregoing warrants expire on December 31, 2002.

     During fiscal 1998, the Company issued warrants to purchase 20,000 shares of Common Stock at a price of $1.375 per share, to Troy & Gould Professional Corporation, the Company's principal law firm, in consideration of extending credit to the Company in connection with rendering legal services. The foregoing warrants expire on November 19, 2000.

     In connection with the issuance of the $890,000 in convertible subordinated notes during fiscal 1998, the Company issued warrants to purchase 150,000 shares of Common Stock at a price of $0.375 per share. The foregoing warrants expire on December 13, 2001.

     In connection with the issuance of the Series F Preferred Stock and Series G Preferred Stock, the Company issued warrants to purchase 285,000 shares of Common Stock at a price of $0.35 per share. The foregoing warrants expire on January 31, 2003.

     In connection with the private placement of Series D Preferred Stock in December 1996, the Company issued warrants to purchase 400,000 shares of Common Stock at a price of $3.125 per share and the Company issued warrants to purchase 100,000 shares of Common Stock at a price of $3.125 per share pursuant to a finders' fee agreement. All of the foregoing warrants expire on December 13, 2001.

     In connection with the private placement of Series C Preferred Stock, the Company issued warrants to purchase 30,000 shares of Common Stock at a price of $3.00 per share pursuant to a finders' fee agreement The warrants expire on May 31, 2000.

     From December 1994 through March 1995, the Company sold units consisting of Common Stock and warrants through a private placement. In conjunction with this offering, warrants to purchase 1,877,500 shares at an exercise price of $3.00 per share were issued. The warrants which originally expired on December 31, 1997, were extended (during November 1997) to December 31, 1998, and may be called by the Company if certain conditions are met in the future. The warrants become callable by the Company after the Common Stock underlying the warrants is registered and the Common Stock has had a closing bid price of at least $3.60 for the most recent ten consecutive trading days. In May 1996, a private placement of preferred stock by the Company caused the exercise price and the number of shares subject to such warrants to be adjusted pursuant to the antidilution provisions contained in the warrant agreements. The adjustments increased the number of shares subject to the warrants to 2,011,604 and decreased the exercise price to $2.80 per share. Subsequent to the adjustment pursuant to the antidilution provisions, 290,356 warrants were exercised.

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

14.  SEVERANCE EXPENSE

     A. During fiscal 1998, the Company recorded severance expense of $100,000 related to the payments that the Company has agreed to pay to a former executive officer of the Company pursuant to the remaining terms of his employment contract. There were no terminations during fiscal 1997 that involved similar agreements.

     B. During the fourth quarter of fiscal 1996, the Company recorded severance expense in the amount of $322,000 relating to a change in the executive officers of the Company. The amount charged as severance expense relates to the required payments remaining on the contracts of the former executive officers of the Company.

15.  INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                        1998                1997                 1996
                                                        ----                ----                 ----
          Current:
            Federal                                   $    0                $   0              $    0
            State                                      1,000                    0               4,000
                                                      ------                -----              ------

            Total current                              1,000                    0               4,000
                                                      ------                -----              ------
          Deferred:
            Federal                                        0                    0                   0
            State                                          0                    0                   0
                                                      ------                -----              ------

            Total deferred                                 0                    0                   0
                                                      ------                -----              ------

          Total income tax expense                    $1,000                $   0              $4,000
                                                      ======                =====              ======

       The reasons for the differences between income tax expense and the amount computed by applying the federal statutory income tax rate to income before income taxes are as follows:

                                                        1998              1997              1996
                                                      --------           -------           ------
            Tax expense at federal
             statutory rate                                35%               35%              35%
            State franchise tax, net of
             federal income tax benefit                     7                 7                7
            Extension of stock options
            Addition of deferred income tax asset
             valuation reserves                           (42)              (42)             (42)
            Other
                                                       ------             -----           ------

            Actual tax expense                              0%                0%               0%
                                                       ======             =====           ======

       The components of deferred income tax assets (liabilities) at March 31 are as follows:

                                                                    1998                   1997
                                                              ----------------        --------------
         Deductible:
            Net operating loss carryforward                        $5,870,000            $2,498,000
            Alternative minimum tax credits                            21,000                21,000
            Uniform capitalization rules                               33,000                33,000
            Reserve for bad debts                                      17,000                37,000
            Inventory reserves                                        605,000               328,000
            Vacation accrual                                           28,000                29,000
            Warranty reserves                                           5,000                 5,000
            State taxes (net of federal taxes)                        717,000               479,000
                                                              ---------------         -------------

                                                                   $7,296,000            $3,430,000
                                                              ===============         =============

                                                                                               1997
                                                                                         ----------
         Taxable:
            Depreciation                                           $  (43,000)           $   (9,000)
            State taxes (net of federal taxes)                        (11,000)               (2,000)
                                                                   ----------            ----------

                                                                   $  (54,000)           $  (11,000)
                                                                   ==========            ==========

The net deferred tax asset at March 31 are as follows:

                                                                    1998                     1997
                                                              -----------------        -----------------
         Deferred tax assets                                       $ 7,296,000              $ 3,430,000
         Deferred tax liabilities                                      (54,000)                 (11,000)
                                                              ----------------         ----------------
                                                                     7,242,000                3,419,000

            Valuation allowance                                     (7,242,000)              (3,419,000)
                                                              ----------------         ----------------

                                                                   $         0              $         0
                                                              ================         ================

     The deferred tax asset valuation allowance increased $3,823,000, $1,855,000 and $761,000 in the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

     At March 31, 1998, the Company had net operating loss carryforwards of approximately $17,266,000 and $5,935,000 for federal income tax and state franchise tax purposes, respectively. The federal net operating loss carryforwards expire in the fiscal years ending March 31, 2005 through 2013, and state net operating loss carryforwards expire in the fiscal years ending March 31, 1998 through 2003.

16.  RELATED PARTY TRANSACTIONS

     A. The Assistant Secretary of the Company is also a shareholder of a law firm that provides legal consultation to the Company. At March 31,1998 and 1997, the Company owed this law firm $12,000 and $3,000, respectively. During the years ended March 31, 1998 and 1997, fees relating to services provided by this law firm in the amounts of $41,000 and $74,000, respectively, were included in general and administrative expenses in the accompanying statements of operations.

     B. During fiscal 1998, the Company paid a finder's fee of $110,000 to Maximum Partners, Ltd. ("Maximum"), an investment banking firm, in connection with the Company's Series E Preferred Stock financing. Mark D. Lubash, Managing Director of Maximum, is a shareholder of the Company and son of A. Charles Lubash, a member of the Company's Board of Directors and former Chief Executive Officer of the Company. During fiscal 1996, the Company paid Maximum a finder's fee in the amount of $150,000 related to the placement of the Series B Preferred Stock. In fiscal 1997, Maximum received $150,000 and warrants to purchase 30,000 shares of Common Stock at an exercise price of $3.00 per share as a finder's fee for the placement of the Series C Preferred Stock.

17.  COMMITMENTS AND CONTINGENCIES

     A. The Company leases its primary operating facility in Chatsworth, California under an operating lease expiring on November 30, 1998. The Company leases sales offices in Ottawa, Canada which expires on October 31, 1998 and a vehicle and certain equipment under capital lease agreements that expire at various times during the fiscal year ending March 31, 2000. Rent expense under such lease agreements in fiscal years 1998, 1997 and 1996 was $137,000, $172,000 and $153,000, respectively.

     The Company has financed the purchase of office equipment through capital lease agreements. The obligations are collateralized by the leased equipment, which had a net book value of $30,000 and $41,000 at March 31, 1998 and 1997, respectively.

     Future minimum lease payments are as follows:

                 Year Ending                    Operating                  Capital
                  March 31,                      Leases                    Leases
         ------------------------     --------------------------     ----------------

                             1999                       $101,000              $22,000
                             2000                              0               10,000
                             2001                              0                6,000
                                      --------------------------     ----------------

                                                        $101,000               38,000
                                      ==========================

            Less interest                                                       1,000
            Less current portion                                               15,000
                                                                     ----------------

                                                                              $22,000
                                                                     ================


     B. On January 15, 1998, the Company was sued by Strategic Growth International, Inc. ("SGI"), an investor relations consulting firm. The lawsuit, filed in U.S. Federal District Court, Central District of California, sought damages from the Company for the balance of certain finder's fees ($191,500) alleged by SGI to be owed by the Company to SGI in connection with the Company's financings from The High View Fund and The High View Fund, L.P. and for amounts alleged by SGI to be owed to SGI for consulting services ($75,841) and the economic value of stock options for 66,666 shares of the Company's Common Stock that SGI was to receive in connection with SGI's consulting services. SGI also sought reimbursement for its legal fees in connection with the lawsuit and obtained an attachment order against certain of the Company's assets in connection with this lawsuit. As of March 31, 1998, the parties agreed to settle the lawsuit. The terms of the settlement included the Company's issuance to SGI of 800,000 shares of Common Stock, the granting to SGI of options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $.50 per share (the closing bid price on February 5, 1998), the payment of $10,000 for SGI's legal fees, and the payment of $100,000 in cash to SGI, $25,000 of which was paid by the Company on February 9, 1998, with the balance ($75,000) payable in equal consecutive monthly installments of $15,000, beginning April 9, 1998. The Company has agreed to register the foregoing shares under the Securities Act of 1933, including shares issuable upon the exercise of the stock options.

     As a result of the settlement, the Company recorded a charge to general and administrative expenses of approximately $567,000 (of which approximately $67,000 is attributable to the value of the options issued to SGI) for the estimated value of the settlement, during the quarter ending March 31, 1998.

     C. As a result of the Company's continuing liquidity problems during fiscal 1998, the Company has been sued for non-payment by several suppliers of products and services, and numerous other vendors have forwarded their accounts with the Company to collection agencies. To date, the Company has been successful in settling certain of these complaints whereby the vendors have agreed to accept a substantial discount to the balance owed of at least 40%, and allowing the Company a payment moratorium (typically two months), and to accept payment of the restated debt over an extended period of time. From January 1, 1998 through June 20, 1998, the Company had settled seven lawsuits with its suppliers and vendors involving alleged non-payment in an aggregate amount of approximately $352,000. In the event the Company is unable to timely meet its payment obligations of these restated debts, any discounts afforded the Company to date would be cancelled and the original amount would be reinstated (less any payments made by the Company). The Company has continued to purchase from substantially all of its suppliers during its liquidity crisis, including those who have initiated lawsuits for non-payment, provided that the Company pay for products and services at time of receipt by the Company.

     D. One of the Company's suppliers recently notified the Company of a certain purchase commitment allegedly made by the Company to the supplier in the amount of approximately $640,000. Although the Company believes that it has not entered into such a purchase commitment and has requested the supplier to provide documents and information to support the alleged purchase commitment, there can be no assurance that the Company is not obligated to purchase the parts and components from the supplier. Although the supplier has not commenced legal proceedings in connection with the alleged purchase commitment, the Company may incur substantial legal expenses in the event such legal proceeding is instituted. The Company believes that the majority of parts and components in question is of a type that cannot be readily resold by the Company. The supplier has not shipped the parts and components to the Company.


18.  YEAR-END ADJUSTMENTS

The Company increased its reserve for inventory obsolescence by $1,100,000 during the fourth quarter ended March 31, 1998.