Form 10KSB/A
period 1998-03-31
CHATCOM INC
filed 1998-07-29
CIK 771642

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/A

                                AMENDMENT NO. 1
                                      TO

(MARK ONE)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                      OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                       COMMISSION FILE NUMBER:  0-20462

                                 CHATCOM, INC.
            (Exact name of registrant as specified in its charter)

          CALIFORNIA                                     95-3746596
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

9600 TOPANGA CANYON BOULEVARD, CHATSWORTH, CALIFORNIA      91311
       (Address of principal executive offices)          (Zip Code)

                                (818) 709-1778
             (Registrant's Telephone Number, Including Area Code)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:  NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                           COMMON STOCK, NO PAR VALUE
                             (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES     X        NO
                                               ----------      ---------

     State the registrant's revenues for its most recent fiscal year:
$7,271,000.

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 25, 1998, was approximately $4,764,000. The number of shares of common stock outstanding on June 25, 1998 was 11,591,215 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]


     Documents incorporated by reference:  None.
================================================================================

                                    PART III

     Safe Harbor Statement under the Private Securities Litigation Reform Act of
     ---------------------------------------------------------------------------
1995.
----

     This Amendment to the Annual Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, such as statements of the Company's plans, objectives, expectations and intentions, that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Cautionary Statements and Risk Factors" as well as those discussed elsewhere in the Annual Report.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT OF THE COMPANY

     The following sets forth certain information with respect to the directors and executive officers of Chatcom, Inc. (the "Company"):

                                                                            DIRECTOR
      NAME                  AGE   POSITIONS WITH THE COMPANY                  SINCE
      ----                  ---   --------------------------                  -----
Richard F. Gordon, Jr.       68   Chairman of the Board                        1982

A. Charles Lubash            66   Director                                     1982

James D. Edwards             57   Director                                     1995

E. Carey Walters             49   President, Chief Executive Officer           1998
                                  and Director

Gordon L. Almquist           48   Vice President of Finance, Chief               --
                                  Operating Officer and Chief Financial
                                  Officer

Russell Jackson              47   Senior Vice President, Research &              --
                                  Development and Chief Technology
                                  Officer

     RICHARD F. GORDON, JR. has served as a director of the Company since 1982, and had served as the Company's President from April 1982 to August 1991.
During January and February 1998, Mr. Gordon served as an Interim Chief Executive Officer of the Company. Mr. Gordon is the founder and has served as the President of Dick Gordon Enterprises, Inc. (a marketing and promotional firm) since May 1995. He served as the President of Space Age America, Inc. (an aerospace consulting firm) from August 1991 to September 1995. Mr. Gordon is a director of Action Products International, Inc., a public company.

     A. CHARLES LUBASH has served as a director of the Company since 1982. Mr. Lubash served as the Company's President and Chief Executive Officer from August 1991 to July 1995, as the Company's Vice Chairman of the Board from July 1995 to June 1996 and as a consultant to the Company from June 1996 to February 1998 and from 1988 to 1991.

     JAMES D. EDWARDS has served as a director of the Company since November 1995. Mr. Edwards served as the President, Chief Executive Officer and Director of Tricord Systems, Inc. (a computer hardware manufacturer) from May 1989 to May 1995. He is a director of Capital Associates, Inc. (an equipment leasing company), and Netstar, Inc. (a network hardware manufacturer), which are both public companies.

     E. CAREY WALTERS has served as the Company's President and Chief Executive Officer and as a director of the Company since March 1998. Mr. Walters is a co-founder and was the Executive Vice President of The Sabine Group (a network services company) from 1997 through February 1998. He served as the Vice President Americas and Strategic Accounts for Objective Systems Integrators, an operations systems support software company from 1996 to 1997. From 1993 to 1995, Mr. Walters served as the Vice President Alliance Services and General Manager Strategic Alliances at Ameritech. He was an early participant at InteCom Inc. (a voice/data PBX manufacturer) holding various positions over a ten year period (1981 to 1991), including Vice President Contracts and Business Development and Vice President Sales. Mr. Walters came to InteCom from EDS (Financial Services Division) where he was the Markets Manager.

     GORDON L. ALMQUIST has served as the Company's Vice President of Finance and Chief Financial Officer since November 1997 and as the Company's Chief Operating Officer since February 1998. From September 1991 through April 1997, Mr. Almquist served as the Vice President, Finance and Chief Financial Officer of 3D Systems Corporation, a developer, manufacturer and marketer of rapid prototyping systems to a broad range of global industries. From March 1990 to September 1991 he served as Vice President, Finance and Administration of Quadratron Systems Incorporated, a developer and marketer of office automation software. From November 1989 to February 1990, Mr. Almquist served as a financial consultant; and from August 1988 to October 1989, Mr. Almquist served as Vice President, Finance and Treasurer of Premier Pump and Pool Products, Inc. From January 1978 to July 1988, Mr. Almquist served in various financial management positions (most recently as Vice President, Finance, Treasurer and Secretary) for Bishop Incorporated, a corporation which was engaged in the marketing and distribution of drafting and engineering equipment and supplies for the electronics and architectural industries. Mr. Almquist is a Certified Public Accountant.

     RUSSELL JACKSON has served as the Company's Senior Vice President, Research & Development and Chief Technology Officer since February 1996. Mr. Jackson served as the Senior Vice President of J&L Information Systems, a former operating division of the Company, from August 1988 to February 1996.

     Directors serve until the next annual meeting of the Company's shareholders or until their successors are elected or appointed. Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the officers or directors of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Directors, executive officers and greater than 10 percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to the Company, the Company believes that during the fiscal year ended March 31, 1998, its directors, executive officers and 10 percent shareholders complied with all filing requirements under Section 16(a) of the Exchange Act, with the exception of the following: except that Mr. Walters was late in reporting his initial statement of beneficial ownership upon being appointed as an officer and the Company believes that certain other executive officers and directors of the Company may have failed to report their ownership and changes in ownership of the Company's Common Stock.

ITEM 10.    EXECUTIVE COMPENSATION

     The following table sets forth certain summary information regarding the compensation for the fiscal years ended March 31, 1998, 1997 and 1996 paid by the Company to its Chief Executive Officer and the other executive officers of the Company who earned in excess of $100,000 (collectively, the "Named Executive Officers") based on salary and bonus for the fiscal year ended March 31, 1998:

                           SUMMARY COMPENSATION TABLE


                                                                                   LONG-TERM
                                                 ANNUAL COMPENSATION(1)          COMPENSATION
                                           ----------------------------------   ---------------
                                                                     OTHER
                                                                     ANNUAL       SECURITIES
           NAME AND               FISCAL                            COMPEN-       UNDERLYING
      PRINCIPAL POSITION           YEAR    SALARY*      BONUS        SATION         OPTIONS
-------------------------------   ------   --------   ----------   ----------   ---------------
E. Carey Walters                    1998   $ 13,076   $   -0-      $   -0-           500,000
  Chief Executive Officer(2)
James B. Mariner,                   1998    152,306       -0-          -0-               -0-
  Chief Executive Officer(3)        1997    165,000    20,000(4)       -0-               -0-
                                    1996      9,520       -0-          -0-           360,000(5)
A. Charles Lubash(6)                1998   $157,692       -0-       75,000(7)         50,000
                                    1997    150,000       -0-          -0-               -0-
                                    1996    150,000       -0-          -0-               -0-
Gordon L. Almquist                  1998   $ 50,500       -0-          -0-           175,000
  Chief Financial Officer(8)
Russell Jackson                     1998   $145,000       -0-          -0-           173,000
  Senior Vice President             1997    145,000       -0-          -0-               -0-
                                    1996    145,000       -0-          -0-               -0-

___________

*   Includes accrued vacation salary
(1) The compensation described in this table does not include medical insurance, retirement benefits and other benefits received by the foregoing executive officers which are available generally to all employees of the Company and certain perquisites and other personal benefits, including automobile allowances, received by the foregoing executive officers of the Company, the value of which did not exceed the lesser of $50,000 or 10% of the executive officer's cash compensation in the table.
(2) Mr. Walters began service as the President and Chief Executive Officer of the Company on March 2, 1998.
(3) Mr. Mariner began service as the President and Chief Executive Officer of the Company on March 11, 1996 and resigned as the President and Chief Executive Officer of the Company on February 26, 1998.
(4) Mr. Mariner was awarded a $20,000 bonus for the fiscal year ended March 31, 1997, payment of which had been deferred, by agreement of the Board of Directors and Mr. Mariner, until such time as the Company has received $2,000,000 of proceeds of private placements of the Company's equity securities. The $20,000 bonus was paid to Mr. Mariner in September 1997.
(5) 240,000 of the 360,000 options were cancelled in February 1998.
(6) Mr. Lubash was the President and Chief Executive Officer of the Company from August 1991 until July 1995. From July 1995 to June 1996, Mr. Lubash served as Vice Chairman of the Board of Directors. From July 1996 to February 1998, Mr. Lubash has served as a director and consultant to the Company.
(7) Represents payment in consideration for Mr. Lubash not competing with the Company as provided in his employment agreement.
(8) Mr. Almquist began service as the Vice President of Finance and the Chief Financial Officer of the

    Company on November 11, 1997.

OPTION GRANTS

     The following table sets forth certain information regarding grants of stock options to the Named Executive Officers during the fiscal year ended March 31, 1998:

                       OPTION GRANTS IN LAST FISCAL YEAR

                        Number of       % of Total
                        Securities       Options
                        Underlying      Granted to      Exercise
                         Options        Employees        Price      Expiration
Name                    Granted(#)    in Fiscal Year    ($/Share)      Date
---------------------   ----------    --------------    --------    ----------
E. Carey Walters.....      500,000        31.6%           $0.375       2-28-08
James B. Mariner.....            0          --                --            --
A. Charles Lubash....       50,000         3.2             0.406       2-26-08
Gordon L. Almquist...      175,000        11.0             0.406       2-26-08
Russell Jackson......      173,000        10.9             0.406       2-26-08

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     No stock options were exercised by any of the Named Executive Officers during the fiscal year ended March 31, 1998. The following table sets forth certain information regarding stock options held by the Named Executive Officers as of March 31, 1998:

                            FISCAL YEAR-END OPTIONS

                           NUMBER OF SECURITIES
                          UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                             OPTIONS AT FISCAL          IN-THE-MONEY OPTIONS AT
NAME                           YEAR-END (#)             FISCAL YEAR END ($)(1)
---------------------   ---------------------------   ---------------------------
                        EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                        -----------   -------------   -----------   -------------
E. Carey Walters.....       166,667         333,333       $26,042         $52,083
James B. Mariner.....       120,000               0             0              --
A. Charles Lubash....       441,667          33,333         2,083           4,167
Gordon L. Almquist...        58,333         116,667         7,292          14,583
Russell Jackson......        57,667         115,333         7,208          14,417

___________________
(1) Amounts are shown as the positive spread between the exercise price and the closing sales price of $0.53125 per share as of March 31, 1998.


DIRECTOR COMPENSATION

     The Company pays its directors who are not otherwise employed by the Company for service to the Company, a fee of $1,500 per regular board meeting attended, $750 per special meeting or meeting of a committee of the Board of Directors attended, and $400 per telephonic meeting in which they participated. Employee directors receive no fees.

     The Company has adopted a program pursuant to which it has awarded to all current non-employee Directors options to purchase (i) 25,000 shares of Common Stock on the date on which the Director is elected or appointed as a non-employee Director, which options vest pro rata quarterly over a period of two years, (ii) 3,000 shares of Common Stock upon re-election as a non-employee Director, which options vest entirely six months after the date of grant, (iii) 25,000 shares of Common Stock upon appointment as a committee chair, and (iv) 4,000 shares of Common Stock upon re-appointment as a committee chair. The options so granted will be exercisable at the market price of the Common Stock on the date of grant and have terms of 10 years from the date of grant. Such grants of stock options to non-employee Directors by Board resolution replaced the formula grant provision of the 1994 Stock Option Plan. On February 26, 1998, options to purchase 100,000 shares of Common Stock were granted to each of Messrs. Gordon and Edwards, options to purchase 50,000 shares of Common Stock were granted to Mr. Lubash and options to purchase 25,000 shares of Common Stock were granted to Gerald R. Sayer, who was a director of the Company at that time, all at an exercise price of $0.406 per share.

EMPLOYMENT AGREEMENTS

     In February 1998, the Company entered into a Letter of Employment with E. Carey Walters pursuant to which Mr. Walters has served as the Company's President and Chief Executive Officer since March 2, 1998. The letter provides for an annual salary of $170,000, bonuses of up to $25,000 per quarter based on the Company's financial performance and options to purchase 500,000 shares of Common Stock at an exercise price of $0.375 per share. The stock options vest at a rate of 1/3 of such options each year commencing on February 28, 1998.

     In November 1997, the Company entered into a Letter of Employment with Gordon L. Almquist pursuant to which Mr. Almquist has served as the Company's Vice President and Chief Financial Officer since November 11, 1997. The letter provides for an annual salary of $130,000, bonuses of up to $32,500 per year based on the performance of the Company and Mr. Almquist, and options to purchase 125,000 shares of Common Stock at an exercise price of $1.303 per share. On February 26, 1998, the Board of Directors of the Company cancelled the options to purchase 125,000 shares of Common Stock and issued replacement options to purchase 175,000 shares of Common Stock at an exercise price of $0.406 per share. The replacement stock options vest at a rate of 1/3 of such options each year commencing on February 26, 1998.

     As of April 1, 1997, the Company entered into an employment agreement with James B. Mariner (the "Mariner Agreement"), pursuant to which he served as the President and Chief Executive Officer of the Company. The Mariner Agreement provided for annual cash compensation of $165,000, which increases retroactively to April 1, 1997 to $185,000 upon completion by the Company of a financing of at least $2,000,000, a cash bonus of up to $65,000 per year based upon the Company meeting certain revenue, net income and financing goals, the vesting of 120,000 of the 360,000 options to purchase shares of the Common Stock, previously granted to Mr. Mariner, the vesting of 120,000 options for the fiscal year ending March 31, 1998, based upon the Company meeting certain revenue, net income and financing goals, and the vesting of 120,000 options for the fiscal year ending March 31, 1999, and the grant and vesting of additional options, based upon the achievement of performance standards to be agreed to by the Company and Mr. Mariner prior to the commencement of each such year. The options have an exercise price equal to $1.875 per share and expire in March 2003. Effective February 26, 1998, the Mariner Agreement was terminated pursuant to an agreement between the Company and Mr. Mariner. The termination agreement provides that all of the rights to compensation and any other benefits granted or contemplated to be granted to Mr. Mariner under the Mariner Agreement, including unvested options, shall be cancelled and be null and void as of February 26, 1998.

     In April 1994, the Company entered into an employment agreement with A. Charles Lubash, who was the Company's President and Chief Executive Officer until July 1995 and the Company's Vice Chairman from July 1995 to June 1996. The agreement was for a three-year term, unless sooner terminated in accordance with the terms of the agreement. The agreement provided an annual base salary of $150,000, and provided that cash and/or stock option bonuses can be awarded at the discretion of the Board of Directors for each fiscal year during the agreement's term. No stock options or bonuses were awarded for the fiscal years ended March 31, 1998, 1997, 1996, or 1995. The agreement continued on an at-will basis until terminated on February 20, 1998. Pursuant to the agreement the Company began paying Mr. Lubash $6,250 per month for a one-year period commencing February 21, 1998 in consideration for Mr. Lubash not competing with the Company as provided in the agreement.

     Russell Jackson, the Senior Vice President of the Company, previously provided services to the Company under an employment agreement. The Jackson agreement, as amended, initially had a term of three years, beginning April 1, 1993, and ended March 31, 1996. The Jackson agreement provided for a base salary of $115,000 for the first year, $130,000 for the second year, and $145,000 for the third year. Mr. Jackson's employment has continued after March 31, 1996 on an "at-will" basis, with the same compensation terms as those contained in his prior agreement until either he or the Company provides written notification of termination to the other. On February 26, 1998, the Board of Directors of the Company cancelled options to purchase 173,000 shares of Common Stock and issued replacement options to purchase 173,000 shares of Common Stock at an exercise price of $0.406 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 25, 1998, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the directors of the Company, (iii) each of the Named Executive Officers, and (iv) all executive officers and directors of the Company as a group.

           Name and Address                 Amount and Nature of      Percentage of
          of Beneficial Owner               Beneficial Ownership         Class(1)
---------------------------------------   ------------------------   ----------------
D.H. Blair Investment                            2,154,667(2)             17.6%
Banking Corporation
44 Wall Street
New York, NY 10005

The Tail Wind Fund Ltd.                          2,334,665(3)             16.8%
c/o European American Securities
1 Regent Street
London, SW1Y 4NS
United Kingdom

Martin Stern                                     1,272,261(4)              9.9%
9 Meadowbrook Lane
Monsey, NY 10952

The High View Fund, L.P.                         4,756,857(5)             29.1%
805 Third Avenue, 14th Floor
New York, NY 10022

Vermont Research Products, Inc.                  3,587,857(6)             23.6%
c/o Storage Computer Corporation
11 Riverside Street
Nashua, NH  03062-1373

Barry Saxe                                       1,200,375                10.4%
325 East 41st St.
New York, NY  10017

Strategic Growth International, Inc.             1,641,250(7)             13.3%
111 Great Neck Road, Suite 606
Great Neck, NY 11021

E. Carey Walters                                   166,667(8)              1.4%
9600 Topanga Canyon Boulevard
Chatsworth, CA  91311

James B. Mariner                                   120,000(8)              1.0%
9600 Topanga Canyon Boulevard
Chatsworth, CA 91311

           Name and Address                 Amount and Nature of      Percentage of
          of Beneficial Owner               Beneficial Ownership         Class(1)
          -------------------               --------------------      -------------
Richard F. Gordon, Jr.                             392,065(9)              3.4%
3115 Calle del Montana
Sedona, AZ 86336

A. Charles Lubash                                  853,493(10)             7.1%
9600 Topanga Canyon Blvd.
Chatsworth, CA 91311

James D. Edwards                                    89,333(8)                *
5415 Sunshine Canyon Road
Boulder, CO 80302

Gordon L. Almquist                                  58,333(8)                *
9600 Topanga Canyon Boulevard
Chatsworth, CA  91311

Russell Jackson                                     57,667(8)                *
9600 Topanga Canyon Blvd.
Chatsworth, CA 91311

All Executive Officers and Directors             1,617,558(11)            12.9%
as a Group (6 Persons)

_____________

*    Less than 1%.
(1) Shares which the person (or group) has the right to acquire within 60 days after June 25, 1998 are deemed to be outstanding in calculating the percentage of the person (or group), but are not deemed to be outstanding as to any other person (or group).
(2) Includes 666,667 shares issuable upon the exercise of Common Stock purchase warrants.
(3) Consists of 2,169,905 shares of Common Stock issuable upon the conversion of 712 shares of Series E Convertible Redeemable Preferred Stock ("Series E Preferred Stock") at a conversion price of $0.3281 and 164,760 shares of Common Stock issuable upon exercise of outstanding warrants. The actual number of shares issuable upon conversion of the Series E Preferred Stock is variable and depends on the market price of the Common Stock during the five trading days preceding the applicable date of conversion.
(4) Consists of 1,182,476 shares of Common Stock issuable upon the conversion of 388 shares of Series E Preferred Stock at a conversion price of $0.3281 and 89,785 shares of Common Stock issuable upon exercise of outstanding warrants. The actual number of shares issuable upon conversion of the Series E Preferred Stock is variable and depends on the market price of the Common Stock during the five trading days preceding the applicable date of conversion.
(5) Includes 1,664,000 shares of Common Stock issuable upon the conversion of 2,496 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") at a conversion price of $1.50, 2,542,857 shares of Common Stock issuable upon the conversion of certain convertible notes at a conversion price of $0.35 and 550,000 shares of Common Stock issuable upon exercise of outstanding warrants. The actual number of shares issuable upon conversion of the Series D Preferred Stock and upon conversion of the convertible notes is variable and depends on the market price of the Common Stock during the ten trading days preceding the applicable date of conversion. Includes shares beneficially owned by certain affiliates of The High View Fund, L.P.

(6) Consists of 2,160,000 shares of Common Stock issuable upon the conversion of 945 shares of Series F Convertible Redeemable Preferred Stock ("Series F Preferred Stock") at a conversion price of $0.4375, 1,142,857 shares of Common Stock issuable upon the conversion of 400 shares of Series G Convertible Preferred Stock at a conversion price of $0.35 and 285,000 shares of Common Stock issuable upon exercise of outstanding warrants. The actual number of shares issuable upon conversion of the Series F Preferred Stock is variable and depends on the market price of the Common Stock during the five trading days preceding the applicable date of conversion.
(7) Includes 128,500 shares issuable upon the exercise of Common Stock purchase warrants owned by Richard E. Cooper; 91,250 shares of Common Stock and 121,500 shares issuable upon the exercise of Common Stock purchase warrants owned by Stanley Altschuler; and 800,000 shares of Common Stock, 100,000 shares issuable upon the exercise of warrants issued to Strategic Growth International, Inc. ("SGI"), and 400,000 shares issuable upon the exercise of options granted to SGI. Both Messrs. Cooper and Altschuler are founders and principals of SGI.
(8)  Consists of options to purchase Common Stock.
(9)  Includes 89,333 shares issuable upon the exercise of stock options.
(10) Includes 441,667 shares issuable upon the exercise of stock options and 12,500 shares issuable upon the exercise of Common Stock purchase warrants.
(11) Does not include options held by James B. Mariner.


     The following table sets forth, as of June 25, 1998, certain information regarding the beneficial ownership of the Company's Series D Preferred Stock by each beneficial owners of more than 5% of the Series D Preferred Stock. No shares of Series D Preferred Stock are owned by any director, or executive officers of the Company and no options or warrants have been issued that are exercisable for shares of Series D Preferred Stock. Each such person has sole voting and dispositive power with respect to such securities.

       Name and Address           Amount and Nature of    Percent of
      of Beneficial Owner         Beneficial Ownership     of Class
-------------------------------   --------------------   ------------
The High View Fund                        1,248              50%
805 Third Avenue, 14th Floor
New York, NY 10022

The High View Fund LP                     1,248              50%
805 Third Avenue, 14th Floor
New York, NY 10022

All Executive Officers and                    0               0
Directors as a Group

     The Company does not know of any arrangements that may at a subsequent date result in a change of control of the Company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May and December 1997, the Company issued certain convertible notes in the aggregate principal amount of $890,000 and bearing interest at a rate of 9.5% per annum and warrants to purchase a total of 150,000 shares of Common Stock at an exercise price of $0.375 per share to The High View Fund, The High View Fund, L.P. and their affiliates. The High View Fund and The High View Fund, L.P. are principal shareholders of the Company.

     In September 1997, the Company issued its Series F Convertible Redeemable Preferred Stock in an aggregate stated amount of $1,100,000 and warrants to purchase a total of 254,545 shares of Common Stock at an exercise price of $1.25 per share to The Tail Wind Fund Ltd. and Martin Stern.

     In March 1998, pursuant to a settlement of a lawsuit filed by Strategic Growth International, Inc. ("SGI") against the Company, the Company issued to SGI 800,000 shares of Common Stock and options to purchase 200,000 shares of Common Stock at an exercise price of $0.50 per share. The settlement also provided for the payment by the Company to SGI of cash in the amount of $100,000 and SGI's legal fees in the amount of $10,000. The Company also agreed to register the foregoing shares under the Securities Act of 1933, including the shares issuable upon the exercise of the options. SGI is a principal shareholder of the Company and has previously provided merger and acquisition consulting services, capital financing consulting services and services relating to the introduction of the Company's products to potential customers.

     In March 1998, the Company completed a conversion of unsecured debt in the amount of $1,345,000 owed to a supplier, Vermont Research Products, Inc. ("VRPI"), into the Company's Series F Convertible Redeemable Preferred Stock and Series G Convertible Preferred Stock and warrants to purchase a total of 285,000 shares of Common Stock at an exercise price of $0.35 per share. The agreement with VRPI also provides for the remittance by the Company of proceeds from certain collections of foreign accounts receivable and net proceeds form certain equity financings, until all amounts due to VRPI are paid in full. The Company also agreed to register the shares of Common Stock underlying the preferred stock and the warrants under the Securities Act of 1933. In June and July 1998, VRPI provided debt financing to the Company in the aggregate amount of $200,000 evidenced by short-term promissory notes bearing interest at 15.0 percent per annum.

     In March 1998, the Company sold an aggregate of 809,523 shares of Common Stock to Barry Saxe for an aggregate consideration of $300,000.

     Pursuant to an agreement, dated February 26, 1998, by and between the Company and James B. Mariner, Mr. Mariner has been engaged as an independent sales representative of the Company. The agreement provides for payment by the Company to Mr. Mariner at a rate of $85,000 per annum and commissions based on the amount of sales directly effected by Mr. Mariner. The agreement expires on March 31, 1999, unless sooner terminated. Mr. Mariner had served as the Company's President and Chief Executive Officer until February 26, 1998.

     The Assistant Secretary of the Company is also a shareholder of a law firm that provides legal consultation to the Company. During the years ended March 31, 1998 and 1997, fees relating to services provided by this law firm in the amounts of $41,000 and $74,000, respectively, were included in general and administrative expenses of the Company.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHATCOM, INC.

Date:  July 28, 1998
                                    By /s/ E. CAREY WALTERS
                                      ---------------------------------------
                                        E. Carey Walters
                                        President and Chief Executive Officer