Form 10QSB
period 1998-06-30
CHATCOM INC
filed 1998-08-19
CIK 771642

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________

                                 FORM  10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

     As of August 18, 1998, there were 12,854,981 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes        No  X
                                                    ---       ---

                                 CHATCOM, INC.


                         PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS                                                               (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
                                                                               JUNE 30,         MARCH 31,
ASSETS                                                             NOTES         1998             1998
                                                                   -----       ---------        ---------
CURRENT ASSETS:
  Cash                                                                          $    127        $    381
  Accounts receivable, net of allowances of $56,000
    (June 30, 1998) and $50,000 (March 31, 1998)                                     383             849
  Inventories                                                          2           2,283           2,636
  Prepaid expenses and other current assets                                           76              92
                                                                                --------        --------

    Total current assets                                                           2,869           3,958

EQUIPMENT AND FIXTURES, Net                                            3             324             388

DEPOSITS                                                                              23              22
                                                                                --------        --------
TOTAL                                                                           $  3,216        $  4,368
                                                                                ========        ========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                     5        $  3,108        $  3,314
  Accrued expenses                                                                   995           1,074
  Note payable                                                         5             100
  Convertible subordinated debt                                        5             890             890
  Current portion of capital lease obligations                                        15              15
                                                                                --------        --------
    Total current liabilities                                                      5,108           5,293
                                                                                --------        --------

CAPITAL LEASE OBLIGATIONS - less current portion                                      14              22
                                                                                --------        --------

REDEEMABLE PREFERRED STOCK:
  Series E Convertible Redeemable Preferred Stock,
    $1,100,000 redemption value net of $163,000
     of offering costs, authorized 2,000 shares;
     issued and outstanding 1,100 shares                               6                             937
                                                                                --------        --------

SHAREHOLDERS' DEFICIT:
  Preferred stock, no par value;
    authorized 1,000,000 shares;
    Series D Convertible Preferred Stock, $1,000
      stated value per share, authorized 5,000 shares;
      issued and outstanding 2,496 shares                              5           1,407           1,407
    Series E Convertible Preferred Stock, $1,000
      stated value per share, authorized 2,000 shares,
      issued and outstanding 1,100 shares                              6             937
    Series F Convertible Preferred Stock, $1,000
      stated value per share, authorized 2,000 shares,
      issued and outstanding 945 shares                                5             945             945
    Series G Convertible Preferred Stock, $1,000
      stated value per share, authorized 500 shares,
      issued and outstanding 400 shares                                5             400             400
  Common stock, no par value; authorized
      25,000,000 shares; issued and outstanding
      11,931,925 shares at June 30, 1998 and
      11,591,215 shares at March 31, 1998                                         11,195          11,025
  Additional paid-in capital                                                       2,839           2,839
  Accumulated deficit                                                            (19,629)        (18,500)
                                                                                --------        --------
      Total shareholders' deficit                                                 (1,906)         (1,884)
                                                                                --------        --------
TOTAL                                                                           $  3,216        $  4,368
                                                                                ========        ========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CHATCOM, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
----------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                  1998                           1997
                                                              -----------                     ----------
NET SALES:
   Gross sales                                                $       967                     $    4,611
   Returns                                                            (52)                          (152)
                                                              -----------                     ----------
   Net sales                                                          915                          4,459
                                                              -----------                     ----------

COST OF GOODS SOLD                                                    911                          2,856
                                                              -----------                     ----------
GROSS PROFIT                                                            4                          1,603
                                                              -----------                     ----------

OPERATING EXPENSES:
  Selling                                                             280                          1,069
  General and administrative                                          446                            463
  Research and development                                            246                            599
                                                              -----------                     ----------
    Total operating expenses                                          972                          2,131
                                                              -----------                     ----------

LOSS FROM OPERATIONS                                                 (968)                          (528)

INTEREST INCOME                                                                                        7
INTEREST EXPENSE                                                      (44)                            (1)
                                                              -----------                     ----------

LOSS BEFORE INCOME TAXES                                           (1,012)                          (522)

PROVISION FOR INCOME TAXES                                             (1)                            (1)
                                                              -----------                     ----------

NET LOSS                                                           (1,013)                          (523)

DIVIDENDS ON PREFERRED STOCK                                         (116)                           (62)
                                                              -----------                     ----------
NET LOSS AVAILABLE TO
COMMON SHAREHOLDERS                                           $    (1,129)                    $     (585)
                                                              ===========                     ==========

BASIC NET LOSS PER COMMON SHARE                                    $(0.10)                        $(0.06)
                                                              ===========                     ==========

Weighted average number of Common Shares                       11,814,914                      9,862,242

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 CHATCOM, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)                                                      (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------
                                                                                        THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                 1998                          1997
                                                                               -------                       -------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                                                       $(1,013)                      $  (523)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                                                    64                            86
   Provision for losses on accounts receivable                                       6                            30
   Provision for inventory obsolescence                                             60                          (106)
   Changes in operating assets and liabilities:
      Accounts receivable                                                          460                        (2,065)
      Inventories                                                                  293                          (507)
      Prepaid expenses and other current assets                                     16                           (10)
      Deposits                                                                      (1)
      Accounts payable                                                            (206)                        2,064
      Accrued expenses                                                             (25)                         (129)
                                                                               -------                       -------


   Net cash used in operating activities                                          (346)                       (1,160)
                                                                               -------                       -------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital expenditures                                                                                         (151)
                                                                               -------                       -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal payments on capital leases                                             (8)                           (8)
   Issuance of note payable                                                        100
   Issuance of convertible subordinated debt                                                                     350
                                                                               -------                       -------
   Net cash provided by
      financing activities                                                          92                           342
                                                                               -------                       -------

NET DECREASE IN CASH                                                              (254)                         (969)

CASH, BEGINNING OF PERIOD                                                          381                         1,169
                                                                               -------                       -------

CASH, END OF PERIOD                                                            $   127                       $   200
                                                                               =======                       =======
                                                                                                          (CONTINUED)

                                 CHATCOM, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)                                   CONTINUED

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  During the three months ended June 30, 1998 and 1997, the Company paid interest of $0 and $1,000, respectively, and taxes of $1,000 and $1,000, respectively.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  During the three months ended June 30, 1998, the Company accrued dividends related to the Series D Convertible Preferred Stock of $62,000 and paid previously accrued dividends of $125,000 through the issuance of 242,001 shares of Common Stock which resulted in an increase in Common Stock of $125,000 and a decrease in accrued expenses of $125,000.

  During the three months ended June 30, 1998, the Company accrued dividends related to the Series E Convertible Redeemable Preferred Stock of $22,000 and paid previously accrued dividends of $45,000 through the issuance of 98,709 shares of Common Stock which resulted in an increase in Common Stock of $45,000 and a decrease in accrued expenses of $45,000.

  During the three months ended June 30, 1998, the Company accrued dividends related to the Series F Convertible Preferred Stock and Series G Convertible Preferred Stock of $22,000 and $10,000, respectively.

  During the three months ended June 30, 1997, the Company accrued dividends related to the Series D Convertible Preferred Stock of $62,000 and paid dividends of $125,000 through the issuance of 69,932 shares of Common Stock which resulted in an increase in Common Stock of $125,000 and a decrease in accrued expenses of $125,000.



                                                         (CONCLUDED)
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 CHATCOM, INC.


                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998


1.  ACCOUNTING POLICIES

     The accompanying unaudited financial statements of ChatCom, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB and, in the opinion of management, include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results of operations for the interim periods. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on form 10-KSB, as amended, for the fiscal year ended March 31, 1998. The results of operations for the three month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 1999.

     Certain prior year amounts have been reclassified to conform with current year classifications.

2.   INVENTORIES
     The components of inventories are as follows:

                                                         June 30,                  March 31,
                                                           1998                      1998
                                                        -----------              -----------
     Raw materials                                      $   886,000              $   766,000
     Work in process                                         63,000                  469,000
     Finished goods                                       3,171,000                3,192,000
                                                        -----------              -----------
     Inventory at cost                                    4,120,000                4,417,000
     Less: Reserve for obsolescence                      (1,837,000)              (1,781,000)
                                                        -----------              -----------

                                                        $ 2,283,000              $ 2,636,000
                                                        ===========              ===========



3.  EQUIPMENT AND FIXTURES, Net

     Equipment and fixtures consist of the following:

                                                          June 30,                 March 31,
                                                            1998                     1998
                                                          ---------                ---------
     Equipment                                            $ 694,000                $ 694,000
     Software                                                75,000                   75,000
     Furniture and fixtures                                  33,000                   33,000
     Leasehold improvements                                  89,000                   89,000
                                                          ---------                ---------
                                                            891,000                  891,000

     Less: accumulated depreciation                        (567,000)                (503,000)
                                                          ---------                ---------

                                                          $ 324,000                $ 388,000
                                                          =========                =========

                                 CHATCOM, INC.


4.   LINE OF CREDIT

     On June 15, 1998, the Company entered into a conditional commitment letter with ALCO Financial Services, Inc. ("ALCO") pursuant to which ALCO has agreed, subject to certain conditions, to provide the Company with a maximum $750,000 line of credit. Under the proposed terms of the line of credit, which would remain in effect for a period of one year, the Company would be able to borrow from ALCO based on eligible U.S. accounts receivable and inventory, at prime plus seven percent. The line of credit would also include certain other fees and conditions and would grant ALCO a blanket lien on all assets of the Company. On July 16, 1998, ALCO withdrew its conditional commitment letter and cited the Company's apparent deterioration in financial condition as the reason for its withdrawal. Subsequently, ALCO has verbally notified the Company that it would provide the Company a maximum line of credit of $300,000 provided that the Company receive a cash infusion of $200,000 (in addition to the $200,000 received by the Company from VRPI subsequent to March 31, 1998 - See Note 5) prior to effecting the line of credit. As of the date of this report, the Company has not received funding from ALCO under a line of credit and there can be no assurance that any line of credit will ultimately be effected.


5.   CONVERSION OF UNSECURED DEBT, ADDITIONAL FINANCING AND PROPOSED
     SALE AGREEMENT

     As of February 1, 1998, the Company entered into a Settlement Agreement with Vermont Research Products, Inc. ("VRPI"), a major supplier of certain products (which are resold by the Company), for the conversion of a portion of the amount owed by the Company to VRPI (approximately $2.04 million at February 1, 1998) into 945 shares of the Company's Series F Convertible Redeemable Preferred Stock, $1,000 stated value per share, valued at $945,000 (the "Series F Preferred Stock") and 400 shares of the Company's Series G Convertible Preferred Stock, $1,000 stated value per share, valued at $400,000 (the "Series G Preferred Stock"). The Settlement Agreement also provided for payment terms with respect to the remaining balance owed to VRPI (approximately $694,000 at February 1, 1998 (the "Remaining Balance")). As additional consideration, the Company issued to VRPI a five-year warrant to purchase 285,000 shares of Common Stock at an exercise price of $.35 per share. Dividends on the Series F Preferred Stock and Series G Preferred Stock are payable in cash or shares of Common Stock, at the election of the Company, at the rate of 9.5% per annum. The Series F Preferred Stock is convertible into shares of Common Stock at any time through January 31, 2003 at a conversion price equal to the market price at the time of conversion, but at a conversion price no greater than $.95 per share and no less than $.35 per share. The Series G Preferred Stock is convertible into shares of Common Stock at a conversion price of $.35 per share. The holder of the Series F Preferred Stock and Series G Preferred Stock are entitled to equal preference with holders of the Company's Series D and Series E Preferred Stock. As long as any amounts of Series F Preferred Stock or Series G Preferred Stock remain outstanding, VRPI shall have the right to approve any preferred stock offering by the Company which rank equal to or senior to those of VRPI's, and approve any debt offering contemplated by the Company, except for commercial bank lines of credit or loans secured by the Company's U.S. accounts receivable or inventory. Of the remaining balance owed to VRPI after the conversion of certain amounts into the Series F Preferred Stock and the Series G Preferred Stock, $274,000 represents equipment warehoused by VRPI for the Company and is payable to VRPI at the time of shipment to any customer of the Company. Of the remaining balance owed to VRPI (approximately $420,000 together with interest at 9.5% effective February 1, 1998), $5,000 was payable upon execution of the Settlement Agreement, $5,000 was payable on March 1, 1998, $5,000 was payable on April 1, 1998, and $35,000 per month was payable commencing May 1, 1998. Additionally, the Company is required to remit 25% of its collections of foreign accounts receivable commencing February 1, 1998 as well as 20% of the net proceeds to the Company of any equity financings

                                 CHATCOM, INC.


     (other than commercial bank loan financing or asset based lending against United States accounts receivable and finished or assembled good inventory) effected by the Company subsequent to February 1, 1998 plus the sum of $50,000 upon consummation of each of the first two such financings. The Company also agreed to pay VRPI's expenses in connection with this transaction.

     Pursuant to the Settlement Agreement, the Company has paid VRPI the sum of $50,000 (of which $5,000 was paid upon the execution of the Settlement Agreement, $5,000 paid on March 1, 1998 and April 1, 1998 and $35,000 was paid on May 1, 1998). Due to the Company's liquidity crisis, no further payments have been made to VRPI including any amounts owed in connection with the Company's issuance of Common Stock in March 1998 ($110,000) and in connection with the Company's collection of foreign accounts receivable (approximately $93,000 as of June 30, 1998).

     On June 6, 1998, the Company received written notice from VRPI of VRPI's decision (which the Company has not agreed to) to surrender its Series F & Series G Preferred Stock as a result of VRPI's contention that the Company failed to timely file a registration statement covering the underlying Common Shares. On June 11, 1998, the Company received a $100,000 loan from VRPI (the "VRPI Loan"). The VRPI Loan provides for interest at the rate of 15% per annum, is secured by the Company's foreign accounts receivable and is due on July 11, 1998. During the 30 day period ending July 11, 1998 (the "Study Period"), VRPI conducted an examination of the Company's technology and finances in order to determine if an investment in the Company is warranted. The VRPI Loan contains certain restrictions, including, among others, the use of the loan proceeds for only those expenses necessary to continue the Company's operations during the Study Period and the Company's agreement not to issue stock or incur debt, except for the Company's proposed line of credit (described above) with any party other than VRPI and those persons or entities who choose to participate with VRPI in connection with any further financing of the Company. VRPI has informed the Company that it has prepared, but not filed, a lawsuit against the Company and certain of its officers and directors and has agreed not to file the complaint during the Study Period. On July 7, 1998 VRPI provided an additional $100,000 of financing to the Company.

     The Company has been conducting negotiations with VRPI and High View Capital in an attempt to secure additional financing in order to meet its current obligations and immediate needs. High View Capital (including certain of its affiliates) is the holder of the Company's Series D Convertible Preferred Stock and the Company's convertible subordinated debt in the aggregate principal amount of $890,000. The Company has reached an agreement in principle with VRPI and High View Capital ("HVC") whereby the Company would sell its recently announced BrightStar product technology (the "New Product") to VRPI and HVC (collectively, the "Purchasers") in exchange for $400,000 in cash ($200,000 of which was advanced to the Company by VRPI through July 7, 1998 and the remaining $200,000 would be payable to the Company at the closing), the cancellation of all outstanding loans and convertible notes made to the Company by the Purchasers or their affiliates including accrued interest (approximately $1.2 million at August 19, 1998), the cancellation of all trade debt owing by the Company to the Purchasers (approximately $390,000 at August 19, 1998), the cancellation of a purchase order from the Company to VRPI in the amount of approximately $288,000 including accrued interest, the cancellation of all shares of preferred stock (and accrued dividends thereon) owned by the Purchasers or any of their affiliates (approximately $4.0 million in stated value at August 19, 1998) and the cancellation of all warrants held by the Purchasers or their affiliates to purchase shares of the Company's Common Stock (835,000 shares) (the "Proposed Sale"). The aggregate value of the consideration in connection with the Proposed Sale is approximately $5.8 million at August 19, 1998. The Proposed Sale is subject to certain conditions, which include the Company's receipt of a minimum of $300,000 from ALCO under a line of credit prior to the closing of the Proposed Sale and the execution of a license agreement concurrent with the

                                 CHATCOM, INC.


     closing of the Proposed Sale under which the Company would receive an exclusive license to the New Product (the "License Agreement"). The License Agreement would provide for royalty payments to be made by the Company to the Purchasers in the amount of 5% of the sales price of New Products sold by the Company. In the event of any sale or merger of the Company or the licensing by the Company of the New Product to a third party, the Company may elect to buy-back the New Product from the Purchasers for $1, provided the sale or merger or licensing arrangement generates at least $8 million in aggregate proceeds to the Company. In that event, the Company would be required to distribute the proceeds from such a transaction on the following incremental basis: up to $1 million, 75% to Purchasers, 25% to the Company; $1,000,000 to $5,999,999, 48.5% to Purchasers, 51.5% to the
     Company; $6,000,000 to $7,999,999, 68% to Purchasers, 32% to the Company; $8,000,000 to $9,999,999, 60% to Purchasers, 40% to the Company;
     $10,000,000 to $12,999,999, 21% to Purchasers, 79% to the Company;
     $13,000,000 to $16,000,000, 7.5% to Purchasers, 92.5% to the Company; over
     $16,000,000, 100% to the Company. In the event the Company enters into a sale, merger or licensing agreement that generates less than $8 million in aggregate proceeds to the Company, the license granted to the Company under the License Agreement would convert to a non-exclusive license. For a one-year period following the closing of the Proposed Sale, the Purchasers would have the right to rescind the Proposed Sale transaction.

     No assurances can be given that the Proposed Sale will be consummated or that VRPI, HVC, or any other person or entity will provide additional financing to the Company or that VRPI will not take legal action against the Company.


6.   SERIES E CONVERTIBLE REDEEMABLE PREFERRED STOCK

     The Company's Series E Convertible Redeemable Preferred Stock (the "Series E Preferred Stock") contains a mandatory redemption feature which provides that if on September 1, 1998 all of the shares of Common Stock issuable upon conversion of the then outstanding shares of Series E Preferred Stock is not at that time duly registered, the Company, at the demand of the any investor, shall redeem such investor's shares of Series E Preferred Stock for a total amount equal to the market price times the number of shares of Common Stock into which such shares of Series E Preferred Stock are convertible on the date of such demand, and shall also pay accrued dividends on such shares of Series E Preferred Stock, whether or not declared, to the redemption date. On July 15, 1998, the Company's Form S-3 (which registered certain shares of Common Stock of the Company including those Common shares issuable upon conversion of the Series E Preferred Stock) was declared effective (the "Registration"). As a result of the Registration, the mandatory redemption feature of the Series E Preferred Stock was eliminated and the Company reclassified the Series E Preferred Stock to Shareholders' Deficit in the accompanying Balance Sheet as of June 30, 1998.

     The Series E Preferred Stock Registration Rights Agreement contains a late registration penalty which requires the Company to pay the investors on January 24, 1998 and on each successive date which is 30 days after the previous payment (prorated for partial periods) until such registration statement is declared effective, payments in the amount of 3% of the purchase price of the outstanding Series E Preferred Stock ($1,100,000), in cash or shares of the Company's Common Stock at the election of the investor. Through the effective date of the Registration, the Company has incurred approximately $215,000 in late registration penalties. The investors have notified the Company that payment of the penalty shall be made by the Company in cash. As of June 30, 1998, the Company's financial statements reflect the accrual of $198,000 in late registration penalties. The Company believes that the late registration penalty was a result of the Company's severe cash flow constraints. Furthermore, the Company is presently not capable of paying the registration penalty in cash.

                                 CHATCOM, INC.


     On July 31, 1998, August 11, 1998 and August 12, 1998, holders of Series E Preferred Stock converted in the aggregate $125,000 in stated value of the Series E Preferred Stock into shares of the Company's Common Stock which resulted in the issuance of 923,056 shares of Common Stock.


7.   RELATED PARTIES

     One of the officers of the Company is also a shareholder of a law firm that provides legal consultation to the Company. At June 30, 1998 and 1997, the Company owed this law firm $18,000 and $12,000, respectively. During the three months ended June 30, 1998 and 1997, fees relating to services provided by this law firm in the amounts of $5,500 and $10,000, respectively, were included in general and administrative expenses in the accompanying statement of operations.

                                 CHATCOM, INC.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

     Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements, which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's business operations and financial condition and other factors as described in the Company's various filings with the Securities and Exchange Commission, including without limitation the Company's Form 10-KSB for the fiscal year ended March 31, 1998, as amended.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

     Net sales during the three months ended June 30, 1998 (the "first quarter of fiscal 1999") decreased $3.5 million or 79% compared to the three months ended June 30, 1997 (the "first quarter of fiscal 1998"). Net sales for the first quarter of fiscal 1999 were $296,000 or 24% lower than the $1.2 million recorded during the fiscal quarter ended March 31, 1998. The decline in net sales during the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 ($3.5 million) resulted primarily from a decrease in shipments to the Company's Singapore distributor ($2.8 million) as a result of the Asian economic crisis in the later half of 1997 and decreased shipments to domestic Value Added Resellers ("VAR's") ($567,000) which the Company believes is attributable to the declining demand for remote control type remote access solutions, and a continued decrease in selling, advertising and marketing expenditures including marketing support for VAR's during fiscal 1999 due to the Company's cash flow constraints.

     In December 1997, the Company and its Singapore distributor, Macon Holdings(S) Pte. Ltd. ("Macon") entered into an agreement whereby the Company agreed to permit Macon to return a majority of the equipment (approximately $2.7 million at sales price, approximately $1.8 million at cost) previously sold to Macon in the quarterly periods ended June 30, 1997 ($2.8 million) and September 30, 1997 ($.5 million) due to Macon's inability to pay for this equipment. Macon has attributed its inability to pay for such equipment primarily to the Asian economic crisis during the later part of 1997 as well as less than anticipated market acceptance of the equipment. Of the amount returned by Macon, approximately $505,000 (approximately $328,000 at cost) was received by the Company during the quarter ended December 31, 1997 (of which $285,000 at sales price, approximately $185,000 at cost was accrued for as of September 30, 1997) and approximately $2.2 million (approximately $1.4 million at cost) was received during the quarter ended March 31, 1998 (of which approximately $2.1 million at sales price and, approximately $1.3 million at cost was accrued for during the quarter ended December 31, 1997). The equipment received from Macon is a type that can be readily sold to other customers in the event the Company is able to secure additional orders for these products. Through June 30, 1998, approximately $1.2 million (approximately $761,000 at cost) of the equipment returned from Macon had been resold by the Company to other customers.

     The Company believes that sales may fluctuate on a quarterly basis as a result of a number of factors, including the status of world economic conditions, fluctuations in foreign currency exchange rates and the timing of system shipments (the current U.S. list price of the Company's most powerful system, for example, exceeds $300,000; thus the acceleration or delay of a small number of shipments from one quarter to another can significantly affect the results of operations for the quarters involved). Orders and shipments during the first half of the September 30, 1998 fiscal quarter have been lower than anticipated which the Company believes is the result of reduced expenditures for advertising and marketing programs and the postponement of hiring or replacement of certain sales personnel due to the Company's continuing and deepening cash flow constraints, and the Company's poor financial condition to the extent that it has caused certain customers to delay purchases from the Company or order from other suppliers. Additionally, as a result of the Company's poor financial condition, the Company may

                                 CHATCOM, INC.


not be able to effect the timely procurement of manufacturing components and thus may need to extend the time normally required to ship finished goods and may not be able to meet delivery requirements of certain customers.

     Cost of goods sold were $911,000 or 100% of net sales during the first quarter of fiscal 1999 compared to $2.9 million or 64% of net sales in the first quarter of fiscal 1998. The decrease in gross margin in fiscal 1999 (0% vs. 36%, respectively) was primarily the result of price discounting on certain orders due to competition and continued fixed manufacturing overhead costs which did not decrease proportionately with the lower sales during the first quarter of fiscal 1999. Although the cost of certain components (i.e., microprocessors and random access memory components) during the first quarter of fiscal 1999 were somewhat lower than the comparable prior year quarter, the Company has not been able to achieve further reductions in component costs due to the lower quantities purchased during fiscal 1999 as a result of the decrease in sales described above. Furthermore, as a result of the Company's cash flow constraints, the Company may incur additional costs from vendors in order to expedite the procurement of components in order to satisfy delivery requirements of certain customers. The Company's gross margins are affected by several factors, including, among others, sales mix and distribution channels and, therefore, may vary in future periods from those experienced during the first quarter of fiscal 1999.

     Selling expenses decreased $789,000 or 74% in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998, primarily as a result of decreased salaries and related costs ($242,000) in all departments (selling, marketing and technical support) as a result of resignations (and the subsequent postponement of hiring replacement personnel due to cash flow constraints) and reductions-in-force effected by the Company since November 1997, as well as decreased advertising expenses ($179,000) and trade show expenses ($83,000) due to certain cost reductions implemented during the second quarter of fiscal 1998.

     General and administrative ("G&A") expenses decreased by $17,000, or 4%, to $446,000 during the first quarter of fiscal 1999 from $463,000 during the first quarter of fiscal 1998. The decrease in G&A expenses consisted primarily of lower bad debt expense ($25,000) as a result of the lower sales in fiscal 1998; the elimination of certain consulting expenses ($45,000) due to the termination during February 1998 of an employment contract with a former executive officer of the Company; and lower investor relation expenses ($26,000). These decreases were substantially offset by increases in legal fees ($51,000) and the accrual of a penalty ($99,000 during the first quarter of fiscal 1999) due to the delay in registering shares in connection with the Company's Series E Preferred Stock (which was primarily due to the Company's liquidity problems). As a result of the Company's current liquidity problems, a number of vendors have either sued the Company or have forwarded their accounts to collection. The Company anticipates that it will continue to incur substantial legal expenses in the September 30, 1998 quarter as well as possible interruption in the receipt of goods and services due to its liquidity problems.

     Research and development expenses during the first quarter of fiscal 1999 decreased $353,000 or 59% compared to the first quarter of fiscal 1998. The decrease in the first quarter of fiscal 1999 was primarily attributable to lower payroll and related expenses ($87,000); decreased use of consultants ($209,000); and decreased expenditures for prototypes ($62,000); all of which were due to cost reductions implemented by the Company as a result of its poor financial condition and cash flow constraints.

     The Company did not earn interest income during the first quarter of fiscal 1999 compared to $7,000 earned during the first quarter of fiscal 1998 as a result of lower investment balances due primarily to cash used for operating activities.

     Interest expense increased to $44,000 during the first quarter of fiscal 1999 from $1,000 in the first quarter of fiscal 1998 primarily as a result of interest associated with convertible subordinated notes of $350,000 and $540,000 issued by the Company in May 1997 and December 1997, respectively, as well as interest related to the VRPI Loan and outstanding trade indebtedness to VRPI.

                                 CHATCOM, INC.


Liquidity and Capital Resources
-------------------------------

     The Company recorded net losses of $7.8 million and $4.6 million during fiscal years ended March 31, 1998 and 1997, respectively, and recorded a net loss of $1,013,000 during the first quarter of fiscal 1999. During the first quarter of fiscal 1999, cash decreased $254,000 primarily due to the negative cash flow from operations of $346,000. The negative cash flow from operations during the first quarter of fiscal 1999 was comprised primarily of the net loss ($1.0 million) and a decrease in accounts payable ($206,000). These decreases to cash were partially offset by a decrease in accounts receivable ($460,000) as a result of collections; a decrease in inventories ($293,000) due primarily to shipment of components returned from Macon; and by non cash charges primarily related to depreciation and amortization ($64,000) and inventory obsolescence ($60,000).

     Net cash provided by financing activities during first quarter of fiscal 1999 ($92,000) was primarily the result of the VRPI Loan in June 1998 (see below).

     As of June 30, 1998 and March 31, 1998, the Company had negative working capital of $2.2 million and $1.3 million, respectively. The Company must immediately provide additional liquidity to meet its current obligations and maintain its operations and is actively seeking additional financing to meet its immediate needs. There can be no assurance that the Company will be able to obtain any commitments for sufficient financing and the Company will be forced to significantly reduce or suspend its operations or seek protection under bankruptcy laws in the immediate future if it is unable to do so.

     On June 6, 1998, the Company received written notice from Vermont Research Products, Inc. ("VRPI"), the holder of the Company's Series F and Series G Preferred Stock and the Company's single largest creditor, of VRPI's decision (which has not been agreed to by the Company) to surrender its Series F & Series
G Preferred   Stock as a result of VRPI's contention that the Company failed to timely file a registration statement covering the underlying Common Shares. On June 11, 1998, the Company received a $100,000 loan from VRPI (the "VRPI Loan"). The VRPI Loan provides for interest at the rate of 15% per annum, is secured by the Company's foreign accounts receivable and was due on July 11, 1998. During the 30 day period ending July 11, 1998 (the "Study Period"), VRPI conducted an examination of the Company's technology and finances in order to determine if an investment in the Company is warranted. The VRPI Loan contains certain restrictions, including, among others, the use of the loan proceeds for only those expenses necessary to continue the Company's operations during the Study Period and the Company's agreement not to issue stock or incur debt, except for the Company's proposed line of credit (described below) with any party other than VRPI and those persons or entities who choose to participate with VRPI in connection with any further financing of the Company. VRPI has informed the Company that it has prepared, but not filed, a lawsuit against the Company and certain of its officers and directors and has agreed not to file the complaint during the Study Period. On July 7, 1998 VRPI provided an additional $100,000 of financing to the Company.

     On June 15, 1998, the Company entered into a conditional commitment letter with ALCO Financial Services, Inc. ("ALCO") pursuant to which ALCO agreed, subject to certain conditions, to provide the Company with a maximum $750,000 line of credit. Under the proposed terms of the line of credit, which would remain in effect for a period of one year, the Company would be able to borrow from ALCO based on eligible U.S. accounts receivable and inventory, at prime plus seven percent. The line of credit would also include certain other fees and conditions and would grant ALCO a blanket lien on all assets of the Company. On July 16, 1998, ALCO withdrew its conditional commitment letter and cited the Company's apparent deterioration in financial condition as the reason for its withdrawal. Subsequently, ALCO has verbally notified the Company that it would provide the Company a maximum line of credit of $300,000 provided that the Company receive a cash infusion of $200,000 (in addition to

                                 CHATCOM, INC.


the $200,000 received by the Company from VRPI subsequent to March 31, 1998) prior to effecting the line of credit. As of the date of this report, the Company has not received funding from ALCO under a line of credit and there can be no assurance that any line of credit will ultimately be effected.

     The Company has been conducting negotiations with VRPI and High View Capital in an attempt to secure additional financing in order to meet its current obligations and immediate needs. High View Capital (including certain of its affiliates) is the holder of the Company's Series D Convertible Preferred Stock and the Company's convertible subordinated debt in the aggregate principal amount of $890,000. The Company has reached an agreement in principle with VRPI and High View Capital ("HVC") whereby the Company would sell its recently announced BrightStar product technology (the "New Product") to VRPI and HVC (collectively the "Purchasers") in exchange for $400,000 in cash ($200,000 of which was advanced to the Company by VRPI through July 7, 1998 and the remaining $200,000 would be payable to the Company at the closing), the cancellation of all outstanding loans and convertible notes made to the Company by the Purchasers or their affiliates including accrued interest (approximately $1.2 million at August 19, 1998), the cancellation of all trade debt owing by the Company to the Purchasers (approximately $390,000 at August 19, 1998), the cancellation of a purchase order from the Company to VRPI in the amount of approximately $288,000 including accrued interest, the cancellation of all shares of preferred stock (and accrued dividends thereon) owned by the Purchasers or any of their affiliates (approximately $4.0 million in stated value at August 19, 1998) and the cancellation of all warrants held by the Purchasers or their affiliates to purchase shares of the Company's Common Stock (835,000 shares) (the "Proposed Sale"). The aggregate value of the consideration in connection with the Proposed Sale is approximately $5.8 million at August 19, 1998. The Proposed Sale is subject to certain conditions, which include the Company's receipt of a minimum of $300,000 from ALCO under a line of credit prior to the closing of the Proposed Sale and the execution of a license agreement concurrent with the closing of the Proposed Sale under which the Company would receive an exclusive license to the New Product (the "License Agreement"). The License Agreement would provide for royalty payments to be made by the Company to the Purchasers in the amount of 5% of the sales price of New Products sold by the Company. In the event of any sale or merger of the Company or the licensing by the Company of the New Product to a third party, the Company may elect to buy-back the New Product from the Purchasers for $1, provided the sale or merger or licensing arrangement generates at least $8 million in aggregate proceeds to the Company. In that event, the Company would be required to distribute the proceeds from such a transaction on the following incremental basis: up to $1 million, 75% to Purchasers, 25% to the Company; $1,000,000 to $5,999,999, 48.5% to Purchasers, 51.5% to the Company; $6,000,000 to $7,999,999,
68% to Purchasers, 32% to the Company; $8,000,000 to $9,999,999, 60% to
Purchasers, 40% to the Company; $10,000,000 to $12,999,999, 21% to Purchasers, 79% to the Company; $13,000,000 to $16,000,000, 7.5% to Purchasers, 92.5% to the
Company; over $16,000,000, 100% to the Company. In the event the Company enters into a sale, merger or licensing agreement that generates less than $8 million in aggregate proceeds to the Company, the license granted to the Company under the License Agreement would convert to a non-exclusive license. For a one-year period following the closing of the Proposed Sale, the Purchasers would have the right to rescind the Proposed Sale transaction. No assurances can be given that the Proposed Sale will be consummated or that VRPI, HVC, or any other person or entity will provide additional financing to the Company or that VRPI will not take legal action against the Company.

     As a result of the Company's continuing liquidity problems, the Company has been sued for non-payment by several suppliers of products and services. Several other vendors have forwarded their accounts with the Company to collection agencies. To date, the Company has been successful in settling certain of these complaints whereby the vendors have agreed to accept a substantial discount from the balance owed of a least 40%, allow the Company a payment moratorium (typically two months), and to accept payment of the restated debt over an extended period of time. The Company has also entered into agreements with several creditors (who have not sued the Company to date) which provide for discounts equal to at least 40% of the original debt with payments of the restated debt extended over several months. At present, the Company is in default of most of the agreements described above. In the event

                                 CHATCOM, INC.



the Company is unable to renegotiate or modify the payment terms previously agreed to, the Company may be forced by certain of these creditors to file for bankruptcy.

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

     The Company has incurred operating losses in each of its last three fiscal years, and has experienced operating losses for the past seven consecutive fiscal quarters and is continuing to incur operating losses subsequent to June 30, 1998. Any increase in the outstanding number of shares of the Common Stock or other securities convertible or exercisable for Common Stock may have an adverse effect on the market price of the Common Stock and may hinder efforts to arrange future financing. Even if the Company successfully completes any debt or equity financings it is currently attempting to consummate, if the Company continues to experience operating losses in the future that result in a significant utilization of its liquid resources, the Company's liquidity and its ability over the long-term to continue operations could be materially adversely affected.

      The Company's Common Stock is currently quoted on the Nasdaq SmallCap Market and, as a result, the Company is subject to the continued listing requirements of the Nasdaq SmallCap Market ("Nasdaq"). Since the Company does not currently satisfy Nasdaq's continued listing requirements and is unlikely to satisfy these requirements in the foreseeable future, its securities are likely to be delisted from Nasdaq. In the event the Company's Common Stock is no longer quoted on Nasdaq, the Company anticipates that its Common Stock would trade on the OTC Bulletin Board. Lack of an established trading market for the Company's Common Stock such as Nasdaq may limit Common Stock holders' ability to dispose of their shares and may negatively affect the prevailing price of the Common Stock, and may adversely impact the Company's ability to arrange future financing.

          The Company had no material commitments for capital expenditures as of June 30, 1998.

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

                                 CHATCOM, INC.



PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits. The following exhibits are filed with this Form 10-QSB or are incorporated by reference to the document described:


         27      Financial Data Schedule

     b.  Reports on Form 8-K.

         A current report on Form 8-K dated July 15, 1998, under Item 5, reporting that the Company's Form S-3, registering for potential resale shares of the Company's Common Stock, had been declared effective by the Securities and Exchange Commission on July 15, 1998.

No other information is required to be filed under Part II of this Form 10-QSB.

                                 CHATCOM, INC.



                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHATCOM, INC.,
                                      a California corporation



Date: August 19, 1998                 By: /s/ E. Carey Walters
                                          ----------------------------
                                          E. Carey Walters, President,
                                          Chief Executive Officer and
                                          Acting Chief Financial Officer