Form 10KSB/A
period 1998-03-31
CHATCOM INC
filed 1998-10-19
CIK 771642

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                  -----------
                                  FORM 10-KSB

                                AMENDMENT NO. 2

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

                                                  Fiscal Year 1998                      Fiscal Year 1997
                                            ----------------------------         -----------------------------
           Quarter                           High Bid           Low Bid           High Bid            Low Bid
           -------                          ----------         ---------         ----------          ---------
           First Quarter                       $2.81             $1.63              $4.44              $1.75

           Second Quarter                      $1.75             $1.13              $3.13              $1.63

           Third Quarter                       $2.03             $0.16              $3.22              $2.25

           Fourth Quarter                      $0.94             $0.34              $3.56              $2.38

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

     As of March 31, 1998, the Company had negative working capital of $1.3 million, as compared to working capital of $3.2 million as of March 31, 1997. The Company is taking significant steps to reduce its monthly overhead costs which the Company believes will be sufficient, in conjunction with the proposed financing described below, to enable the Company to continue its operations through at least March 31, 1999. These steps have included (a) recent work force reduction from 80 to 42 employees, with additional employee reductions contemplated, (b) a reduction in the use of consultants, (c) substantial reductions in travel and entertainment expenses, (d) reductions in selling costs, including revamping of sales overrides and commissions and closures of all satellite offices (except for Canada). The Company will continue to sell its existing product line, while the Company completes the development (scheduled for the second half of the current fiscal year) of BrighStar. The Company believes that its BrightStar product has significant sales potential in the telephony and supercomputer areas. To the extent required to meet is liquidity needs, the Company may consider the sale or licensing of this product line either prior or subsequent to completion of its development. There can be no assurance, however, that the Company will be able to sufficiently reduce its monthly overhead costs and to generate additional funding through its BrightStar product or by obtaining other sufficient financing so that the Company can avoid being forced to significantly reduce or suspend its operations or seek protection under bankruptcy laws in the immediate future.

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

     Year 2000
     ---------

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on preliminary information, costs of addressing potential problems are currently not expected to have a material adverse impact on the

Company's financial position, results of operations or cash flows in future periods. The Company's internal accounting and other information and certain non-information systems will need to be upgraded. The total hardware and software costs of such upgrade are not expected to exceed $50,000. The Company intends to effect these upgrades in order to avoid any delays or disruptions to its operations that could occur should it be required to replace its current systems with manual systems in the year 2000. The Company's server products incorporate chips of other manufacturers that must be year 2000 compliant. In August 1997 the Company commenced contacting its existing customers to alert them to the need to replace certain of the chips in the Companies product that are not year 2000 compliant. The cost to the customer for upgrading these chips is relatively low and the Company does not anticipate that its own costs in connection with this upgrade process will be material.

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

CHATCOM, INC.
-------------
BALANCE SHEETS
MARCH 31, 1998 AND 1997                                                             (in thousands)
--------------------------------------------------------------------------------------------------------------
                                                                            Notes        1998           1997
                                                                            -----      --------       --------
ASSETS                                                                        6

CURRENT ASSETS:
  Cash and cash equivalents                                                            $    381       $  1,169
  Accounts receivable, net of allowances of
    $50,000 (1998) and $109,000 (1997)                                                      849          1,334
  Inventories                                                                 3           2,636          2,721
  Prepaid expenses and other
    current assets                                                                           92            108
                                                                                       --------       --------

      Total current assets                                                                3,958          5,332

EQUIPMENT AND FIXTURES, Net                                                4,17             388            651

DEPOSITS                                                                                     22             24
                                                                                       --------       --------

TOTAL                                                                                  $  4,368       $  6,007
                                                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                            7        $  2,904       $  1,427
  Accrued expenses                                                            5           1,074            687
  Current portion of notes payable                                         7,10            1280
  Current portion of capital lease
    obligations                                                              17              15             23
                                                                                       --------       --------
       Total current liabilities                                                          5,273          2,137
                                                                                       --------       --------

LONG-TERM LIABILITIES: -
    Notes payable - less current portion                                      7              20
    Capital Lease obligation - less current portion                          17              22             12
                                                                                       --------       --------
       Total long-term liabilities                                                           42             12
                                                                                       --------       --------

COMMITMENTS AND CONTINGENCIES                                            6,7,17

REDEEMABLE PREFERRED STOCK:
 Series E Convertible Redeemable Preferred Stock, $1,100,000
    redemption value net of $163,000 of offering costs, authorized
    2,000 shares; issued and outstanding 1,100 shares                     11,13             937
                                                                                       --------       --------

STOCKHOLDERS' EQUITY (DEFICIT) :
 Preferred Stock, no par value, authorized 1,000,000 shares:
 Series D Convertible Preferred Stock, $1,000 stated value per share, authorized 5,000 shares, issued and outstanding
    2,496 shares                                                          10,13           1,407          1,407
 Series F Convertible Preferred Stock, $1,000 stated value
   per share, authorized 2,000 shares; issued and
   outstanding 945 shares                                                  7,13             945
 Series G Convertible Preferred Stock, $1,000 stated value
   per share, authorized 500 shares; issued and
   outstanding 400 shares                                                  7,13             400
 Common Stock, no par value, authorized, 25,000,000 shares
    issued and outstanding, 11,591,215
    (1998) and 9,826,892 (1997) shares                                    12,13          11,025         10,090
 Additional paid-in capital                                                  17           2,839          2,404
 Accumulated deficit                                                                    (18,500)       (10,043)
                                                                                       --------       --------
     Total stockholders' equity (deficit)                                                (1,884)         3,858
                                                                                       --------       --------
TOTAL                                                                                  $  4,368       $  6,007
                                                                                       ========       ========

See accompanying independent auditors' reports and notes to financial statements.

CHATCOM, INC.
-------------
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 31, 1998, 1997 AND 1996                                    (in thousands, except share data)
-------------------------------------------------------------------------------------------------------------------------
                                                                       Preferred Stock                 Common Stock
                                                                   ------------------------      ------------------------
                                                                   Number of                     Number of
                                                            Notes    Shares         Amount         Shares         Amount
                                                            -----  ---------       --------      ---------       --------
BALANCE, April 1, 1995                                                                            7,534,629       $ 5,859
 Exercise of stock options                                    13                                      2,000             1
 Grant of stock options
 Payment of subscription receivable
 Issuance of Series B Preferred Stock                          8          75       $ 1,294
 Net loss
                                                                      ------       -------       ----------       -------
BALANCE, March 31, 1996                                                   75         1,294        7,536,629         5,860
 Issuance of Series C Preferred Stock and Warrants          9,13          75         1,277
 Issuance of Series D Preferred Stock and Warrants         10,13       2,496         1,407
 Issuance of stock purchase warrants                          13
 Conversion of Series B Preferred Stock                        8         (75)       (1,294)       1,024,768         1,294
 Conversion of Series C Preferred Stock                        9         (75)       (1,277)         907,098         1,277
 Preferred Stock dividends                                                                           38,041           809
 Exercise of stock options                                    13                                     30,000            37
 Exercise of stock purchase warrants                          13                                    290,356           813
 Net loss
                                                                      ------       -------       ----------       -------
BALANCE, March 31, 1997                                                2,496         1,407        9,826,892        10,090
 Issuance of Series F Preferred Stock                          7         945           945
 Issuance of Series G Preferred Stock                          7         400           400
 Preferred Stock dividends                                                                          154,800           235
 Additional paid in capital arising
  from beneficial conversion feature
  of Series E Preferred Stock
 Deemed dividend on Series E Preferred
  Stock arising from amortization of
  beneficial conversion feature
 Issuance of Common Stock                                     12                                    809,523           300
 Issuance of Common Stock in settlement                       17
  of litigation                                                                                     800,000           400
 Net loss
                                                                      ---------------------------------------------------
BALANCE, March 31, 1998                                                3,841       $ 2,752       11,591,215       $11,025
                                                                      ===================================================

CHATCOM, INC.
-------------
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 31, 1998, 1997 AND 1996                                    (in thousands, except share data)
-----------------------------------------------------------------------------------------------------------------------------
                                                                            Additional
                                                         Subscription        Paid-in          Accumulated       Stockholders'
                                                          Receivable         Capital            Deficit            Equity
                                                         -------------     -----------       ------------       -------------
BALANCE, April 1, 1995                                        $(100)          $1,416          $ (2,580)            $ 4,595
 Exercise of stock options                                                                                               1
 Grant of stock options                                                           20                                    20
 Payment of subscription receivable                             100                                                    100
 Issuance of Series B Preferred Stock                                                                                1,294
 Net loss                                                                                       (1,968)             (1,968)
                                                              -----           ------          --------             -------
BALANCE, March 31, 1996                                                        1,436            (4,548)              4,042
 Issuance of Series C Preferred Stock and Warrants                                48                                 1,325
 Issuance of Series D Preferred Stock and Warrants                               915                                 2,322
 Issuance of stock purchase warrants                                               5                                     5
 Conversion of Series B Preferred Stock
 Conversion of Series C Preferred Stock
 Preferred Stock dividends                                                                        (894)               (85)
 Exercise of stock options                                                                                              37
 Exercise of stock purchase warrants                                                                                   813
 Net loss                                                                                       (4,601)             (4,601)
                                                              -----           ------          --------             -------
BALANCE, March 31, 1997                                                        2,404           (10,043)              3,858
 Issuance of Series F Preferred Stock                                                                                  945
 Issuance of Series G Preferred Stock                                                                                  400
 Preferred Stock dividends                                                                        (316)                (81)
 Additional paid in capital arising
  from beneficial conversion feature
  of Series E Preferred Stock                                                    368                                   368
 Deemed dividend on Series E Preferred
  Stock arising from amortization of
  beneficial conversion feature                                                                   (368)               (368)
 Issuance of Common Stock                                                                                              300
 Issuance of Common Stock in settlement
  of litigation                                                                   67                                   467
 Net loss                                                                                       (7,773)             (7,773)
                                                              ------------------------------------------------------------
BALANCE, March 31, 1998                                                       $2,839          $                    $(1,884)
                                                              ============================================================

See accompanying independent auditors' reports and notes to financial statements.

CHATCOM, INC.
-------------
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996                                        (in thousands)
---------------------------------------------------------------------------------------------------------------------
                                                                  1998                   1997                  1996
                                                                  ----                   ----                  ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                                                       $(7,773)               $(4,601)               $(1,968)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
  Grant/extension of stock options                                                                                 20
  Depreciation and amortization                                     350                    253                    312
  Loss on disposal of assets                                        130                                            57
  Provision for losses on accounts receivable                        28                    166                     37
  Interest on subordinated debt                                      52
  Provision for inventory obsolescence                            1,409                    794                    162
  Interest on accounts payable                                      175
  Value of common stock and stock options in
   in connection with litigation settlement                         467
 Changes in operating assets and liabilities:
    Accounts receivable                                             457                    468                  1,455
    Inventories                                                  (1,324)                   (34)                  (521)
    Prepaid expenses and other current assets                        16                     94                    119
    Deposits                                                          2                     (3)                    (1)
    Accounts payable                                              3,067                   (416)                  (768)
    Accrued expenses                                                254                   (294)                   171
                                                                -------                -------                -------
     Net cash used in operating
      activities                                                 (2,690)                (3,573)                  (925)
                                                                -------                -------                -------
CASH FLOWS FROM INVESTING
 ACTIVITIES - Capital expenditures                                 (187)                  (343)                  (190)
                                                                -------                -------                -------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from short-term borrowings                                                                              938
 Repayments of short-term borrowings                                (10)                  (938)                (1,075)
 Change in restricted cash                                                                 500                   (500)
 Principal payments on capital leases                               (28)                   (35)                   (33)
 Proceeds from sale of redeemable preferred stock                   937
 Proceeds from sale of common stock                                 300
 Payment of preferred stock dividends                                                      (10)
 Proceeds from issuance of convertible
  subordinated debt                                                 890
 Collection of subscription receivable                                                                            100
 Proceeds from issuance of Series B Preferred Stock                                                             1,294
 Proceeds from issuance of Series C Preferred Stock                                      1,325
 Proceeds from issuance of Series D Preferred Stock                                      2,322
 Proceeds from issuance of stock purchase warrants                                           4
 Proceeds from exercise of stock purchase warrants                                         813
 Proceeds from exercise of stock options                                                    37                      1
                                                                -------                -------                -------
     Net cash provided by financing
      activities                                                  2,089                  4,018                    725
                                                                -------                -------                -------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                         (788)                   102                   (390)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                                1,169                  1,067                  1,457
                                                                -------                -------                -------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                                                    $   381                $ 1,169                $ 1,067
                                                                =======                =======                =======

See accompanying independent auditors' reports and notes to financial statements.
                                                                     (Continued)

CHATCOM, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands):

                                         1998        1997       1996
                                         ----        ----       ----

Cash paid for income taxes               $  0        $  0       $  2

Cash paid for interest                   $  0        $ 12       $196

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

 During Fiscal 1998, $420,000 of accounts payable due to Vermont Research Products, Inc. was converted into a Note Payable.

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

 During fiscal 1997, the Company recognized preferred stock dividends of $750,000 as a result of the beneficial conversion features of the Series B Preferred Stock and Series C Preferred Stock, which resulted in an increase in accumulated deficit of $750,000 and an increase in Common Stock of $750,000. (See note 8,9.)

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the years ended March 31, 1998, 1997 and 1996 the Company incurred net losses of $7,773,000, $4,601,000 and $1,968,000, respectively, and negative cash flows from operations of $2,700,000, and $3,573,000 and $925,000, respectively, which raise substantial doubt about its ability to continue as a going concern. Additionally, revenues during the fourth quarter of fiscal 1998 were lower than that of the fourth quarter of the previous year. As of March 31, 1998, the Company had negative working capital of $1,335,000, as compared to working capital of $3,195,000 as of March 31, 1997. The Company is taking significant steps to reduce its monthly overhead costs which the Company believes will be sufficient, in conjunction with the proposed financing described below, to enable the Company to continue its operations through at least March 31, 1999. These steps have included (a) recent work force reduction from 80 to 42 employees, with additional employee reductions contemplated, (b) a reduction in the use of consultants, (c) substantial reductions in travel and entertainment expenses, (d) reductions in selling costs, including revamping of sales overrides and commissions and closures of all satellite offices (except for Canada). The Company will continue to sell its existing product line, while the Company completes the development (scheduled for the second half of the current fiscal year) of BrighStar. The Company believes that its BrightStar product has significant sales potential in the telephony and supercomputer areas. To the extent required to meet is liquidity needs, the Company may consider the sale or licensing of this product line either prior or subsequent to completion of its development.

     The Company must provide additional liquidity to support its current level of operations or any significant future increase in revenues and is actively seeking additional financing to meet its immediate needs as well as its anticipated requirements for the balance of the fiscal year ending March 31, 1999. The Company, which currently does not have any bank debt, has received a conditional commitment for a credit line (maximum of $750,000) and is in the process of reviewing documentation for such a credit line. On June 11, 1998, the Company received $100,000 from its largest creditor (the "Creditor") in exchange for issuing a 30 day promissory note. The note agreement contains numerous conditions and restrictions including, among others, the prior approval of the Creditor of any debt or equity financing. The Company is continuing to discuss equity investments with several potential sources, but has not received a firm commitment for any equity financing, and there can be no assurance that it will be able to consummate such transactions in the future. If the Company does not reduce its burn rate and generate additional funding through its BrightStar product line or by raising other sufficient financing to meet its short term needs, the Company will more than likely be unable to continue its operations. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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


     Financial Instruments - The carrying value of cash and cash equivalents,
     ---------------------
     accounts receivable, accounts payable accrued expenses and notes payable, approximate fair value due to the short maturities of such instruments.

     The Company's financial instruments that are exposed to concentration of credit risk consist primarily of its cash and cash equivalents, and accounts receivable. The Company restricts its investment of cash and cash equivalents to financial institutions with high credit standing. Concentrations of credit risk on accounts receivable is minimized to a certain extent as a result of the large number and geographic dispersion of the Company's nationwide customer base. However, a significant amount of accounts receivable are with agencies of the Canadian government. The Company does not currently forsee a credit risk associated with these receivables based upon past collection experience. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for potential credit losses. The Company's historical experience in collection of accounts receivable falls within the recorded allowances. The Company does not require additional collateral as securing for its accounts receivable.

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

          Equipment                          5 years
          Software                           3 years
          Furniture and fixtures             5 years
          Leasehold improvements             Lesser of lease
                                               term or 5 years

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of - The
-----------------------------------------------------------------------
Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed

6.   LINE OF CREDIT

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

7.   CONVERSION OF UNSECURED DEBT

     As of February 1, 1998, the Company entered into a Settlement Agreement with Vermont Research Products, Inc. ("VRPI"), a major supplier of certain products (which are resold by the Company), for the conversion of a portion of the amount owed by the Company to VRPI (approximately $2.04 million at February 1, 1998) into 945 shares of the Company's Series F Convertible Redeemable Preferred Stock, $1,000 stated value per share, valued at $945,000 (the "Series F Preferred Stock") and 400 shares of the Company's Series G Convertible Preferred Stock, $1,000 stated value per share, valued at $400,000 (the "Series G Preferred Stock"). The Settlement Agreement also provided for payment terms with respect to the remaining balance owed to VRPI (approximately $694,000 at February 1, 1998 (the "Remaining Balance"). The Company has the option to redeem the Series F Preferred Stock for a period of 120 days following the Closing Date (expiring on July 18, 1998) for a total amount equal to the greater of (a) 115% of the stated value of the Series F Preferred Stock, or (b) 115% of the aggregate market value of shares of Common Stock into which the shares of Series F Preferred Stock are convertible plus accrued dividends. As additional consideration, the Company issued to VRPI a five-year warrant to purchase 285,000 shares of Common Stock at an exercise price of $.35 per share. Dividends on the Series F Preferred Stock and Series G Preferred Stock are payable in cash or shares of Common Stock, at the election of the Company, at the rate of 9.5% per annum. The Series F Preferred Stock is convertible into shares of Common Stock at any time through January 31, 2003 at a conversion price equal to the market price at the time of conversion, but at a conversion price no greater than $.95 per share and no less than $.35 per share. The Series G Preferred Stock is convertible into shares of Common Stock at a conversion price of $.35 per share. The holder of the Series F Preferred Stock and Series G Preferred Stock are entitled to equal preference with holders of the Company's Series D and Series E Preferred Stock. The Company agreed to use its best efforts to register the shares issuable upon the conversion of the Series F Preferred Stock and Series G Preferred Stock and upon the exercise of the warrants, with such registration statement to be declared effective no later than April 29, 1998 (extended to May 29, 1998 under certain circumstances). As long as any amounts of Series F Preferred Stock or Series G Preferred Stock remain outstanding, VRPI shall have the right to approve any preferred stock offering by the Company which rank equal to or senior to those of VRPI's, and approve any debt offering contemplated by the Company, except for commercial bank lines of credit or loans secured by the Company's U.S. accounts receivable or inventory. Of the remaining balance owed to VRPI after the conversion of certain amounts into the Series F Preferred Stock and the Series G Preferred Stock, $274,000 represents equipment warehoused by VRPI for the Company and is payable to VRPI at the time of shipment to any customer of the Company.
     The remaining balance owed to VRPI (approximately $420,000 together with interest at 9.5%
     effective February 1, 1998) was converted to a note payable with $5,000 payable upon execution of the Settlement Agreement, $5,000 payable on March 1, 1998, $5,000 payable on April 1, 1998, and $35,000 per month payable commencing May 1, 1998. Additionally, the Company is required to remit 25% of its collections of foreign accounts receivable commencing February 1, 1998 as well as 20% of the net proceeds to the Company of any equity financings (other than commercial bank loan financing or asset based lending against United States accounts receivable and finished or assembled good inventory) effected by the Company subsequent to February 1, 1998 plus the sum of $50,000 upon consummation of each of the first two such financings. The Company also agreed to pay VRPI's expenses in connection with this transaction.

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

8.   SERIES B PREFERRED STOCK

     In March 1996, the Company sold 75 shares of Series B Preferred Stock, $20,000 stated value per share (the "Series B Preferred Stock"), for gross proceeds of $1,500,000. Offering costs of $206,000, consisting of finders' fees, legal fees, accounting fees, listing fees and registration costs, were incurred by the Company. Dividends were payable in cash or Common Stock, at the option of the Company, at a rate of 6% per annum. The shares were convertible into Common Stock with a conversion price equal to the lesser of the average closing bid price for the five trading days prior to the date of sale or 75% of the average closing bid price for the five trading days prior to the date of conversion or redemption. As a result of this beneficial conversion feature, $375,000 was charged to accumulated deficit and reflected as a preferred stock dividend during fiscal 1997. During fiscal 1997, the holders of the Series B Preferred Stock converted all of the outstanding shares into 1,024,768 shares of Common Stock. The Company paid dividends of $10,000 and 15,535 shares of Common Stock related to the Series B Preferred Stock.

9.   SERIES C PREFERRED STOCK

     In May 1996, the Company sold 75 shares of Series C Preferred Stock, $20,000 stated value per share (the "Series C Preferred Stock"), for gross proceeds of $1,500,000. Offering costs of $175,000, consisting of finders' fees, legal fees, accounting fees, listing fees and registration costs, were incurred by the Company. Dividends were payable in cash or Common Stock, at the option of the Company, at a rate of 6% per annum. The shares were convertible into Common Stock with a conversion price equal to the lesser of the average closing bid price for the five trading days prior to the date of sale or 75% of the average closing bid price for the five trading days prior to the date of conversion or redemption. As a result of this beneficial conversion feature, $375,000 was charged to accumulated deficit and reflected as a preferred stock dividend during fiscal 1997. During fiscal 1997, the holders of the Series C Preferred Stock converted all of the outstanding shares into 907,098 shares of Common Stock. The Company paid dividends of 22,506 shares of Common Stock related to the Series C Preferred Stock.

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

13.  STOCK OPTIONS AND WARRANTS

     Stock Options
     -------------

     The Company applies APB Opinion 25 in accounting for its Stock Options Plans (the "Plans"). Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss available to Common Stockholders would have increased to the pro forma amounts indicated below.

                                                                   Year Ended March 31
                                                    ----------------------------------------------------
                                                       1998               1997                 1996
                                                       ----               ----                 ----
Net loss                      As reported           $(8,457,000)        $(5,495,000)         $(1,968,000)
 available to common          per share             $     (0.84)        $     (0.61)         $     (0.26)
   stockholders
                              Pro Forma             $(9,180,000)        $(4,781,000)         $(2,546,000)
                              per share             $     (0.91)        $     (0.69)         $     (0.34)

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

                                                                    Fiscal Years Ending March 31,
                                                -----------------------------------------------------------------
                                                         1998                  1997                  1996
                                                         ----                  ----                  ----
                                                             Weighted              Weighted              Weighted
                                                              Average               Average               Average
                                                             Exercise              Exercise              Exercise
                                                  Shares      Price      Shares     Price      Shares     Price
                                                ----------   --------  ----------  --------  ----------  --------
     Outstanding at beginning of year            1,244,350    $2.26    1,003,600    $2.22      339,100    $2.30

      Granted                                    1,859,483    $0.64      392,500    $2.33      798,750    $2.19
      Exercised                                                                                  2,000    $0.45
      Lapsed or canceled                        (1,112,350)   $2.06     (151,750)   $2.20     (132,250)   $2.27
                                                 ---------             ---------             ---------
     Outstanding at year end                     1,991,483    $0.86    1,244,350    $2.26    1,003,600    $2.22
                                                 =========             =========             =========
     Options exercisable at year end             1,069,483               803,100               459,600
     Options available for future grant              8,517               755,650               996,400
     Weighted average fair value of options
      granted during the year                        $1.82                 $1.98                 $0.41

     The following table presents summarized information about stock options outstanding at March 31, 1998:

                                                         Options Outstanding                      Options Exercisable
                                                -------------------------------------          -------------------------
                                                                 Weighted
                                                                 Average     Weighted                           Weighted
                                                   Number       Remaining     Average            Number          Average
                                                Outstanding    Contractual   Exercise          Outstanding      Exercise
           Range of Exercise Price              at 3/31/98        Life        Price             at 3/31/98        Price
           -----------------------              -----------    -----------   --------          -----------      --------
                 $0.38 - $.99                    1,471,150        9.92        $0.40               549,150          $0.40
                 $1.00-$1.99                       193,333        2.80         1.75               193,333           1.75
                 $2.00-$2.99                       309,500        7.59         2.34               309,500           2.34
                 $3.00-$3.99                        12,500        0.43         3.49                12,500           3.49
                 $4.00-$4.03                         5,000        7.00         4.03                 5,000           4.03
                                                 ---------                                      ---------
                                                 1,991,483        8.80         0.86             1,069,483           1.26
                                                 =========                                      =========

     The fair value of the options granted during the years ended March 31, 1998, 1997 and 1996 was estimated using the Black-Scholes option pricing model based on groups of options with identical terms assuming a zero dividend yield and the following:

                                        1998           1997           1996
     Actual contractual lives        4 - 10 years   3 - 10 years   3 - 10 years
     Volatility rates                94% - 117%        93%             93%
     Risk free interest rate         5.6% - 6.7%     6% - 6.5%       6% - 6.5%

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

     In connection with the issuance of the $540,000 in convertible subordinated notes during fiscal 1998, the Company issued warrants to purchase 150,000 shares of Common Stock at a price of $0.375 per share. The foregoing warrants expire on December 13, 2001.

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

     Future minimum lease payments are as follows:

             Year Ending             Operating                  Capital
              March 31,                Leases                    Leases
             -----------             ---------                  -------
                1999                  $101,000                  $22,000
                2000                         0                   10,000
                2001                         0                    6,000
                                      --------                  -------
                                      $101,000                   38,000
                                      ========

            Less interest                                         1,000
            Less current portion                                 15,000
                                                                -------

                                                                $22,000
                                                                =======

     B. On January 15, 1998, the Company was sued by Strategic Growth International, Inc. ("SGI"), an investor relations consulting firm. The lawsuit, filed in U.S. Federal District Court, Central District of California, sought damages from the Company for the balance of certain finder's fees ($191,500) alleged by SGI to be owed by the Company to SGI in connection with the Company's financings from The High View Fund and The High View Fund, L.P. and for amounts alleged by SGI to be owed to SGI for consulting services ($75,841) and the economic value of stock options for 66,666 shares of the Company's Common Stock that SGI was to receive in connection with SGI's consulting services. SGI also sought reimbursement for its legal fees in connection with the lawsuit and obtained an attachment order against certain of the Company's assets in connection with this lawsuit. As of March 31, 1998, the parties agreed to settle the lawsuit. The terms of the settlement included the Company's issuance to SGI of 800,000 shares of Common Stock, the granting to SGI of options to purchase 200,000 shares of the

     Company's Common Stock at an exercise price of $.50 per share (the closing bid price on February 5, 1998 which was the date the parties agreed to the settlement terms), the payment of $10,000 for SGI's legal fees, and the payment of $100,000 in cash to SGI, $25,000 of which was paid by the Company on February 9, 1998, with the balance ($75,000) payable in equal consecutive monthly installments of $15,000, beginning April 9, 1998. The Company has agreed to register the foregoing shares under the Securities Act of 1933, including shares issuable upon the exercise of the stock options.

     As a result of the settlement, the Company recorded a charge to general administrative expenses of approximately $567,000 for the estimated value of the settlement, during the quarter ending March 31, 1998. The settlement amount was made up of the following: $400,000 from the issuance of 800,000 shares of common stock, valued at $0.50 per share, a $100,000 cash settlement of which $25,000 was paid in February 1998 with the balance payable $15,000 per month beginning in April 1998, and $67,000 attributed to the value of the options issued to SGI. The option were valued using the Black-Scholes option pricing model based on a contractual life of 3 years, a volatility rate of 108%, a zero dividend, and a risk free rate of 6.5%.

     C. As a result of the Company's continuing liquidity problems during fiscal 1998, the Company has been sued for non-payment by several suppliers of products and services, and numerous other vendors have forwarded their accounts with the Company to collection agencies. From January 1, 1998 through June 20, 1998, the company had settled seven lawsuits with its suppliers and vendors involving alleged non-payment. Approximately $586,000 of liabilities were reduced by 40% ($234,000) resulting in a settled balance of $352,000. The agreements included a payment moratorium (typically two months). No gain on restructuring their accounts has been recognized currently, because in the event the Company is unable to timely meet its payment obligations of these renegotiated debts, any discounts afforded the Company to date would be canceled and the original amount would be reinstated (less any payments made by the Company). The Company has continued to purchase from substantially all of its suppliers during its liquidity crisis, including those who have initiated lawsuits for non-payment, provided that the Company pay for products and services at time of receipt by the Company.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Directors, executive officers and greater than 10 percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to the Company, the Company believes that during the fiscal year ended March 31, 1998, its directors, executive officers and 10 percent shareholders complied with all filing requirements under Section 16(a) of the Exchange Act, with the exception of the following: except that Mr.Walters was late in reporting his initial statement of beneficial ownership upon being appointed as an officer; Mr. Lubash has not filed Form 4s to report nine sales of the Company's securities under Rule 144 or a Form 5 to report such sales; Mr. Lazik has not filed a Form 4 or a Form 5 to report a sale of the Company's securities under Rule 144; and Messrs. Grady, Spievak, Picheny, Lazik, Almquist, Edwards, Gordon and Sayer have not filed Form 4s or Form 5s to report options granted to them by the Company.

                                  SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHATCOM, INC.
                                            a California corporation


Dated:  October 16, 1998                    By:  /s/ E. Carey Walters
                                                 -----------------------------
                                                 E. Carey Walters, President and
                                                 Chief Executive Officer