Form 10QSB
period 1998-09-30
CHATCOM INC
filed 1998-11-23
CIK 771642

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________

                                  FORM  10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

     As of November 12, 1998 there were 14,000,969 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes     No  X
                                                    ---    ---

                                 CHATCOM INC.

                         PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS                                                                   (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)
                                                                                 SEPTEMBER 30,     MARCH 31,
ASSETS                                                               NOTES           1998            1998
                                                                     -----           ----            ----
CURRENT ASSETS:
  Cash                                                                             $    143        $    381
  Accounts receivable, net of allowances of $66,000
    (September  30, 1998) and $50,000 (March 31, 1998)                                  353             849
  Inventories                                                        2,4,5            1,429           2,636
  Prepaid expenses and other current assets                                              51              92
                                                                                   --------        --------
    Total current assets                                                              1,976           3,958

EQUIPMENT AND FIXTURES, Net                                           3,4               267             388

DEPOSITS                                                               4                 23              22
                                                                                   --------        --------

TOTAL                                                                              $  2,266        $  4,368
                                                                                   ========        ========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                     5           $  2,425        $  2,904
  Accrued expenses                                                     5                814           1,074
  Current portion of notes payable                                     5                              1,280
  Current portion of capital lease obligations                                           15              15
   Deferred income - sale of technology                                5               4424
                                                                                   --------        --------
    Total current liabilities                                                         7,678           5,273
                                                                                   --------        --------

LONG-TERM LIABILITIES:
  Notes payable - less current portion                                 5                                 20
  Capital lease obligation - less current portion                                        10              22
                                                                                   --------        --------
    Total long-term liabilities                                                          10              42
                                                                                   --------        --------

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
    Authorized 1,000,000 shares;
    Series D Convertible Preferred Stock, $1,000
      stated value per share, authorized 5,000 shares;
      issued and outstanding 2,496 shares                              5                              1,407
    Series E Convertible Preferred Stock, $1,000
      stated value per share, authorized 2,000 shares,
      issued and outstanding 950 shares                                6                787
    Series F Convertible Preferred Stock, $1,000
      stated value per share, authorized 2,000 shares,
      issued and outstanding 945 shares                                5                                945
    Series G Convertible Preferred Stock, $1,000
      stated value per share, authorized 500 shares,
      issued and outstanding 400 shares                                5                                400
   Common stock, no par value; authorized
     25,000,000 shares; issued and outstanding
     13,218,972 shares at September 30, 1998 and
     11,591,215 shares at March 31, 1998                                             11,346          11,025
  Additional paid-in capital                                                          2,839           2,839
  Accumulated deficit                                                               (20,394)        (18,500)
                                                                                   --------        --------
    Total shareholders' deficit                                                      (5,422)         (1,884)
                                                                                   --------        --------
TOTAL                                                                              $  2,266        $  4,368
                                                                                   ========        ========

     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 CHATCOM INC.

STATEMENTS OF OPERATIONS (UNAUDITED)                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
-------------------------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                       SEPTEMBER 30, 1998                              SEPTEMBER 30, 1998
                                                  1998                   1997                     1998                   1997
                                                  ----                   ----                     ----                   ----
NET SALES:
  Gross sales                                     $1,001                $ 2,577                  $ 1,968                $ 7,174
  Returns                                            (27)                  (455)                     (79)                  (593)
                                              ----------              ---------               ----------              ---------
  Net sales                                          974                  2,122                    1,889                  6,581
                                              ----------              ---------               ----------              ---------

COST OF GOODS SOLD                                   743                  1,301                    1,654                  4,157
                                              ----------              ---------               ----------              ---------
GROSS PROFIT                                         231                    821                      235                  2,424
                                              ----------              ---------               ----------              ---------

OPERATING EXPENSES:
  Selling                                            235                    822                      515                  1,891
  General and administrative                         402                  1,087                      848                  1,551
  Research and development                           248                    568                      494                  1,167
                                              ----------              ---------               ----------              ---------
    Total operating expenses                         885                  2,477                    1,857                  4,609
                                              ----------              ---------               ----------              ---------

LOSS FROM OPERATIONS                                (654)                (1,656)                  (1,622)                (2,185)

INTEREST INCOME                                                               2                                               9
INTEREST EXPENSE                                     (26)                   (16)                     (70)                   (17)
                                              ----------              ---------               ----------              ---------

LOSS BEFORE INCOME TAXES                            (680)                (1,670)                  (1,692)                (2,193)

PROVISION FOR INCOME TAXES                                                                            (1)                    (1)
                                              ----------              ---------               ----------              ---------

NET LOSS                                            (680)                (1,670)                  (1,693)                (2,194)
                                              ----------              ---------               ----------              ---------

DIVIDENDS ON PREFERRED STOCK                         (85)                  (113)                    (201)                  (175)
                                              ----------              ---------               ----------              ---------

NET LOSS AVAILABLE TO
COMMON SHAREHOLDERS                               $ (765)               $(1,783)                 $(1,894)               $(2,369)
                                              ==========              =========               ==========              =========

BASIC NET LOSS PER COMMON SHARE                   $(0.06)               $ (0.18)                 $ (0.16)               $ (0.24)
                                              ==========              =========               ==========              =========

Weighted average number of Common
 Shares                                       12,527,901              9,961,238               12,173,355              9,894,814
                                              ==========              =========               ==========              =========

     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 CHATCOM INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)                                                     (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------
                                                                                        SIX MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                 1998                        1997
                                                                                 ----                        ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                                                       $(1,693)                    $(2,194)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                                                   121                         179
   Provision for losses on accounts receivable                                      16                         559
   Provision for inventory obsolescence                                            120                          15
   Changes in operating assets and liabilities:
      Accounts receivable                                                          480                      (1,842)
      Inventories                                                                  547                        (584)
      Prepaid expenses and other current assets                                     41                         (44)
      Accounts payable                                                            (185)                      2,133
      Accrued expenses                                                             (33)                        (46)
                                                                               -------                     -------

   Net cash used in operating activities                                          (586)                     (1,824)
                                                                               -------                     -------

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Capital expenditures                                                                                       (176)
                                                                               -------                     -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Principal payments on capital leases                                            (12)                        (13)
   Proceeds from notes payable                                                     400
   Proceeds from line of credit                                                    150
   Repayment of line of credit                                                    (150)
   Repayment of note payable                                                       (40)
   Issuance of convertible subordinated debt                                                                   350
   Proceeds from sale of preferred stock                                                                       940
                                                                               -------                     -------
   Net cash provided by
      financing activities                                                         348                       1,277
                                                                               -------                     -------

NET DECREASE IN CASH                                                              (238)                       (723)
CASH, BEGINNING OF PERIOD                                                          381                       1,169
                                                                               -------                     -------
CASH, END OF PERIOD                                                            $   143                     $   446
                                                                               =======                     =======

                                                                     (CONTINUED)

                                 CHATCOM INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)                                  CONTINUED

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  During the six months ended September 30, 1998 and 1997, the Company paid interest of $0 and $2,336, respectively, and taxes of $0 and $8,253, respectively.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  During the six months ended September 30, 1998, the Company accrued dividends related to the Series D Convertible Preferred Stock of $104,000 and paid previously accrued dividends of $125,000 through the issuance of 242,001 shares of Common Stock, which resulted in an increase in Common Stock of $125,000 and a decrease in accrued expenses of $125,000.

  During the six months ended September 30, 1998, the Company accrued dividends related to the Series E Convertible Preferred Stock of $43,000 and paid previously accrued dividends of $45,000 through the issuance of 98,709 shares of Common Stock, which resulted in an increase in Common Stock of $45,000 and a decrease in accrued expenses of $45,000.

  During the six months ended September 30, 1998, holders of the Series E Convertible Preferred Stock converted an aggregate total of 150 shares ($150,000 in stated value) and approximately $1,000 in accrued dividends related thereto into a total of 1,287,047 shares of Common Stock, which resulted in an increase in Common Stock of $151,000, a decrease of Series E Convertible Preferred Common Stock of $150,000, and a decrease in accrued expenses of $1,000.

  During the six months ended September 30, 1998, the Company accrued dividends related to the Series F Convertible Preferred Stock and Series G Convertible Preferred Stock of $38,000 and $16,000, respectively.

  During September 1998, the Company entered into a Sale Agreement and License Agreement whereby the Company sold its recently announced BrightStar product technology in exchange for the receipt of $200,000 in cash and the cancellation of certain indebtedness and preferred stock totalling $4,224,000, which resulted in a decrease in accounts payable of $20,000, a decrease in accrued expenses of $258,000, a decrease in notes payable of $1,194,000, a decrease in Series D Convertible Preferred Stock of $1,407,000, a decrease in Series F Convertible Preferred Stock of $945,000, a decrease in Series G Convertible Preferred Stock of $400,000 and an increase to Deferred Income Sale of Technology of $4,424,000.

  In connections with these transactions, the Company was also permitted to return approximately $540,000 in inventory which resulted in a decrease to accounts payable of $274,000, a decrease in notes payable of $266,000 and a decrease to inventory of $540,000.

  During the six months ended September 30, 1997, the Company accrued dividends related to the preferred stock of $175,000 and paid previously accrued dividends of $175,000 through the issuance of 156,564 shares of Common Stock, which resulted in an increase in Common Stock of $175,000 and a decrease in accrued expenses of $175,000.

  During the six months ended September 30, 1997, the Company entered into capital lease agreements for equipment totaling $29,000.

                                                               (CONCLUDED)
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 CHATCOM INC.

                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

1.   ACCOUNTING POLICIES

     The accompanying unaudited financial statements of ChatCom, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB and, in the opinion of management, include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results of operations for the interim periods. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended March 31, 1998. The results of operations for the six month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 1999.

     Certain prior year amounts have been reclassified to conform with current year classifications.

2.   INVENTORIES

     The components of inventories are as follows:

                                                       September 30,               March 31,
                                                           1998                      1998
                                                           ----                      ----
     Raw materials                                      $ 1,133,000              $   766,000
     Work in process                                         61,000                  469,000
     Finished goods                                       2,006,000                3,192,000
                                                        -----------              -----------
     Inventory at cost                                    3,200,000                4,417,000
     Less: Reserve for obsolescence                      (1,771,000)              (1,781,000)
                                                        -----------              -----------

                                                        $ 1,429,000              $ 2,636,000
                                                        ===========              ===========

3.   EQUIPMENT AND FIXTURES, Net

     Equipment and fixtures consist of the following:

                                                        September 30,               March 31,
                                                            1998                      1998
                                                            ----                      ----
     Equipment                                            $ 694,000                $ 694,000
     Software                                                75,000                   75,000
     Furniture and fixtures                                  33,000                   33,000
     Leasehold improvements                                  89,000                   89,000
                                                          ---------                ---------
                                                            891,000                  891,000

     Less: accumulated depreciation                        (624,000)                (503,000)
                                                          ---------                ---------

                                                          $ 267,000                $ 388,000
                                                          =========                =========

                                 CHATCOM INC.

4.   LINE OF CREDIT

     On August 31, 1998, the Company entered into a line of credit agreement with ALCO Financial Services, Inc. ("ALCO") (the "Credit Facility"). Under the terms of the agreement, which remains in effect through August 31, 1999, the Company can borrow from ALCO up to $300,000 based on eligible accounts receivable and inventory, at prime plus seven percent. The Credit Facility granted ALCO a blanket lien on all assets of the Company and includes certain financial covenants limiting mergers, acquisitions, recapitalizations, dividends, loans to others, hypothecation of assets or corporate guarantees. The Credit Facility was conditional upon the Company's receipt of a cash infusion of $200,000 from High View Capital (which was received by the Company during September 1998 - see Note 5) prior to effecting the line of credit. Since the inception of the agreement through September 30, 1998, the Company borrowed a total of $150,000 under the Credit Facilty, but there were no outstanding borrowings under the Credit Facility as of September 30, 1998.

5.   CONVERSION OF UNSECURED DEBT, ADDITIONAL FINANCING AND SALE AGREEMENT

     As of February 1, 1998, the Company entered into a Settlement Agreement with Vermont Research Products, Inc. ("VRPI"), a major supplier of certain products (which are resold by the Company), for the conversion of a portion of the amount owed by the Company to VRPI (approximately $2.04 million at February 1, 1998) into 945 shares of the Company's Series F Convertible Redeemable Preferred Stock, $1,000 stated value per share, valued at $945,000 (the "Series F Preferred Stock") and 400 shares of the Company's Series G Convertible Preferred Stock, $1,000 stated value per share, valued at $400,000 (the "Series G Preferred Stock"). The Settlement Agreement also provided for payment terms with respect to the remaining balance owed to VRPI (approximately $694,000 at February 1, 1998 (the "Remaining
     Balance"). As additional consideration, the Company issued to VRPI a five-year warrant to purchase 285,000 shares of Common Stock at an exercise price of $.35 per share. Dividends on the Series F Preferred Stock and Series G Preferred Stock were payable in cash or shares of Common Stock, at the election of the Company, at the rate of 9.5% per annum. The Series F Preferred Stock is convertible into shares of Common Stock at any time through January 31, 2003 at a conversion price equal to the market price at the time of conversion, but at a conversion price no greater than $.95 per share and no less than $.35 per share. The Series G Preferred Stock was convertible into shares of Common Stock at a conversion price of $.35 per share. The holder of the Series F Preferred Stock and Series G Preferred Stock was entitled to equal preference with holders of the Company's
     Series D and Series E Preferred Stock. As long as any amounts of Series F Preferred Stock or Series G Preferred Stock remain outstanding, VRPI had the right to approve any preferred stock offering by the Company which rank equal to or senior to those of VRPI's, and approve any debt offering contemplated by the Company, except for commercial bank lines of credit or loans secured by the Company's U.S. accounts receivable or inventory. Of the remaining balance owed to VRPI after the conversion of certain amounts into the Series F Preferred Stock and the Series G Preferred Stock, $274,000 represents equipment warehoused by VRPI for the Company and was payable to VRPI at the time of shipment to any customer of the Company. Of the remaining balance owed to VRPI (approximately $420,000 together with interest at 9.5% effective February 1, 1998), $5,000 was payable upon execution of the Settlement Agreement, $5,000 was payable on March 1, 1998, $5,000 was payable on April 1, 1998, and $35,000 per month was payable commencing May 1, 1998. Additionally, the Company was required to remit 25% of its collections of foreign accounts receivable commencing February 1, 1998 as well as 20% of the net proceeds to the Company of any equity financings (other than commercial bank loan financing or asset based lending against United States accounts receivable and finished or assembled good inventory) effected by the Company subsequent to February 1, 1998 plus the sum of $50,000 upon consummation of each of the first two such

                                 CHATCOM INC.

     financings. The Company also agreed to pay VRPI's expenses in connection with this transaction.

     Pursuant to the Settlement Agreement, the Company paid VRPI the sum of $50,000 (of which $5,000 was paid upon the execution of the Settlement Agreement, $5,000 paid on March 1, 1998 and April 1, 1998 and $35,000 was paid on May 1, 1998). Due to the Company's liquidity crisis, no further payments were made to VRPI, including any amounts owed in connection with the Company's issuance of Common Stock in March 1998 ($110,000) and in connection with the Company's collection of foreign accounts receivable (approximately $93,000 as of September 30, 1998).

     On June 6, 1998, the Company received written notice from VRPI of VRPI's decision (which the Company did not agree to) to surrender its Series F & Series G Preferred Stock as a result of VRPI's contention that the Company failed to timely file a registration statement covering the underlying Common Shares. On September 11, 1998, the Company received a $100,000 loan from VRPI (the "VRPI Loan"). The VRPI Loan provided for interest at the rate of 15% per annum, was secured by the Company's foreign accounts receivable and was due on July 11, 1998. During the 30 day period ending July 11, 1998 (the "Study Period"), VRPI conducted an examination of the Company's technology and finances in order to determine if an investment in the Company was warranted. The VRPI Loan contained certain restrictions, including, among others, the use of the loan proceeds for only those expenses necessary to continue the Company's operations during the Study Period and the Company's agreement not to issue stock or incur debt, except for the Company's proposed line of credit (described above) with any party other than VRPI and those persons or entities who choose to participate with VRPI in connection with any further financing of the Company. VRPI had informed the Company that it has prepared, but not filed, a lawsuit against the Company and certain of its officers and directors and agreed not to file the complaint during the Study Period. On July 7, 1998 VRPI provided an additional $100,000 of financing to the Company.

     On August 26, 1998, the Company entered into a Purchase and Sale Agreement (the "Sale Agreement") with VRPI and High View Capital ("HVC"). HVC (including certain of its affiliates) is the holder of the Company's Series D Convertible Preferred Stock and the Company's convertible subordinated debt in the aggregate principal amount of $890,000. The Sale Agreement provides for the sale by the Company of its recently announced BrightStar product technology (the "New Product") to VRPI and HVC (collectively, the "Purchasers") in exchange for $400,000 in cash ($200,000 of which was advanced to the Company by VRPI through July 7, 1998 and the remaining $200,000 was received by the Company on September 2, 1998), the cancellation of all outstanding loans and convertible notes made to the Company by the Purchasers or their affiliates including accrued interest (approximately $966,000 at August 26, 1998), the cancellation of all trade debt owing by the Company to the Purchasers (approximately $391,000 at August 26, 1998), the return of certain equipment by the Company to VRPI in the amount of approximately $289,000, the cancellation of all shares of preferred stock (and accrued dividends thereon) owned by the Purchasers or any of their affiliates (approximately $4.0 million in stated value at August 26, 1998) and the cancellation of all warrants held by the Purchasers or their affiliates to purchase shares of the Company's Common Stock (835,000 shares). The Sale Agreement included certain other conditions, which included the Company's receipt of a minimum of $300,000 from ALCO under a line of credit (which was effected on August 31, 1998 see
     Note 5) and the execution of a license agreement under which the Purchasers would grant the Company an exclusive license to the New Product (the "License Agreement"). The License Agreement provides for royalty payments to be made by the Company to the Purchasers in the amount of 5% of the sales price of New Products sold by the Company. In the event of any sale or merger of the Company or the licensing by the Company of the New Product to a third party, the Company may elect to buy-back the New Product from the Purchasers for $1, provided the sale or merger or licensing arrangement generates at least $8

                                 CHATCOM INC.

     million in aggregate proceeds to the Company. In such an event, the Company would be required to distribute the proceeds from such a transaction on the following incremental basis: up to $1 million, 75% to Purchasers, 25% to the Company; $1,000,000 to $5,999,999, 48.5% to Purchasers, 51.5% to the
     Company; $6,000,000 to $7,999,999, 68% to Purchasers, 32% to the Company; $8,000,000 to $9,999,999, 60% to Purchasers, 40% to the Company;
     $10,000,000 to $12,999,999, 21% to Purchasers, 79% to the Company;
     $13,000,000 to $16,000,000, 7.5% to Purchasers, 92.5% to the Company; over
     $16,000,000, 100% to the Company. In the event the Company enters into a sale, merger or licensing agreement that generates less than $8 million in aggregate proceeds to the Company, the license granted to the Company under the License Agreement would convert to a non-exclusive license. The Purchasers have the right to rescind the Sale Agreement and License Agreement for a period of one year (until August 31, 1999).

     The accompanying balance sheet of the Company as of September 30, 1998 has been adjusted to reflect the result of the Sale Agreement and License Agreement and the cancellation of certain indebtedness and preferred stock related thereto (as described above) in the aggregate amount of $4,424,000 and reflects a liability entitled Deferred Income Sale of Technology in the amount of $4,424,000.

6.   SERIES E CONVERTIBLE REDEEMABLE PREFERRED STOCK

     The Company's Series E Convertible Redeemable Preferred Stock (the "Series E Preferred Stock") contained a mandatory redemption feature which provided that if on September 1, 1998 all of the shares of Common Stock issuable upon conversion of the then outstanding shares of Series E Preferred Stock were not at that time duly registered, the Company, at the demand of the any investor, would be obligated to redeem such investor's shares of Series E Preferred Stock for a total amount equal to the market price times the number of shares of Common Stock into which such shares of Series E Preferred Stock are convertible on the date of such demand, and would be required to pay accrued dividends on such shares of Series E Preferred Stock, whether or not declared, to the redemption date. On July 15, 1998, the Company's Form S-3 (which registered certain shares of Common Stock of the Company including those Common shares issuable upon conversion of the Series E Preferred Stock) was declared effective (the "Registration"). As a result of the Registration, the mandatory redemption feature of the Series E Preferred Stock was eliminated and the Company reclassified the Series E Preferred Stock to Shareholders' Deficit in the accompanying Balance Sheet as of September 30, 1998.

     The Series E Preferred Stock Registration Rights Agreement contains a late registration penalty which requires the Company to pay the investors on January 24, 1998 and on each successive date which is 30 days after the previous payment (prorated for partial periods) until such registration statement is declared effective, payments in the amount of 3% of the purchase price of the outstanding Series E Preferred Stock ($1,100,000), in cash or shares of the Company's Common Stock at the election of the investor. Through the effective date of the Registration, the Company has incurred approximately $227,000 in late registration penalties. The investors have notified the Company that payment of the penalty shall be made by the Company in cash. As of September 30, 1998, the Company's financial statements reflect the accrual of $227,000 in late registration penalties. The Company believes that the late registration penalty was a result of the Company's severe cash flow constraints. Furthermore, the Company is presently not capable of paying the registration penalty in cash.

     At various dates since the Registration through September 30, 1998, holders of the Series E Preferred Stock converted an aggregate total of 150 shares ($150,000 in stated value) and approximately $1,000 in accrued dividends related thereto into a total of 1,287,047 shares of the Company's Common Stock.

                                 CHATCOM INC.

7.   RELATED PARTIES

     One of the officers of the Company is also a shareholder of a law firm that provides legal consultation to the Company. At September 30, 1998 and 1997, the Company owed this law firm $18,000 and $12,000, respectively. During the six months ended September 30, 1998 and 1997, fees relating to services provided by this law firm in the amounts of $8,000 and $23,000, respectively, were included in general and administrative expenses in the accompanying statement of operations.

8.   CREDITORS MORATORIUM

     In September 1998, a meeting of the Company's creditors was held at Credit Managers Association of California ("CMAC"). As an inducement for creditors to enter into a moratorium and to discourage present and future creditors from attempting to execute on The Company's assets, the Company pledged substantially all of its assets to CMAC in its capacity as agent for the creditors of The Company. An unofficial committee of creditors has been formed to monitor the Company's operations and review its business plan, as described under Liquidity and Capital Resources. Creditors are being requested to forbear from seeking payment on all past due obligations through February 1999, while efforts are undertaken to explore alternative measures by which the Company can seek to realized moneys or other consideration for its creditors and stockholders. No binding moratorium agreement is currently in place, and it is possible that one or more creditors will not honor this forbearance request. Absent creditor cooperation, there is a significant possibility that the Company will be forced to seek relief in the bankruptcy court.

                                 CHATCOM INC.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net sales during the three months ended September 30, 1998 (the "second quarter of fiscal 1999") decreased approximately $1.1 million or 54% compared to approximately $2.1 million for the three months ended September 30, 1997 (the "second quarter of fiscal 1998"). The decline in net sales during the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 resulted primarily from decreased shipments to domestic Value Added Resellers ("VAR's") ($793,000) which the Company believes is attributable to the declining demand for remote control type remote access solutions, and a continued decrease in selling, advertising and marketing expenditures including marketing support for VAR's during fiscal 1999 due to the Company's cash flow constraints, and a decrease in net shipments to the Company's Singapore distributor ($272,000) as a result of the Asian economic crisis in the later half of 1997.

     In December 1997, the Company and its Singapore distributor, Macon Holdings(S) Pte. Ltd. ("Macon") entered into an agreement whereby the Company agreed to permit Macon to return a majority of the equipment (approximately $2.7 million at sales price, approximately $1.8 million at cost) previously sold to Macon in the quarterly periods ended June 30, 1997 ($2.8 million) and September 30, 1997 ($.5 million) due to Macon's inability to pay for this equipment. Macon has attributed its inability to pay for such equipment primarily to the Asian economic crisis during the later part of 1997 as well as less than anticipated market acceptance of the equipment. Of the amount returned by Macon, approximately $505,000 (approximately $328,000 at cost) was received by the Company during the quarter ended December 31, 1997 (of which $285,000 at sales price, approximately $185,000 at cost was accrued for as of September 30, 1997) and approximately $2.2 million (approximately $1.4 million at cost) was received during the quarter ended March 31, 1998 (of which approximately $2.1 million at sales price and, approximately $1.3 million at cost was accrued for during the quarter ended December 31, 1997). The equipment received from Macon is a type that can be readily sold to other customers in the event the Company is able to secure additional orders for these products. Through September 30, 1998, approximately $1.2 million (approximately $761,000 at cost) of the equipment returned from Macon had been resold by the Company to other customers.

     The Company believes that sales may fluctuate on a quarterly basis as a result of a number of factors, including the status of world economic conditions, fluctuations in foreign currency exchange rates and the timing of system shipments (the current U.S. list price of the Company's most powerful system, for example, exceeds $300,000; thus the acceleration or delay of a small number of shipments from one quarter to another can significantly affect the results of operations for the quarters involved). Orders and shipments during the first half of the December 31, 1998 fiscal quarter continue to be adversely impacted as a result of reduced expenditures for advertising and marketing programs and the postponement of hiring or replacement of certain sales personnel due to the Company's continuing and deepening cash flow constraints, and the Company's poor financial condition to the extent that it has caused certain customers to delay purchases from the Company or order from other suppliers. Additionally, as a result of the Company's poor financial condition, the Company may not be able to effect the timely procurement of manufacturing components and thus may need to extend the time

                                 CHATCOM INC.

normally required to ship finished goods and may not be able to meet delivery requirements of certain customers.

     Cost of goods sold were approximately $743,000 or 76% of net sales during the second quarter of fiscal 1999 compared to $1.3 million or 61% of net sales in the second quarter of fiscal 1998. The decrease in gross margin in fiscal 1999 (24% vs. 39%, respectively) was primarily the result of continued price discounting due to competition and continued fixed manufacturing overhead costs which did not decrease proportionately with the lower sales during the second quarter of fiscal 1999. Although the cost of certain components (i.e., microprocessors and random access memory components) during the second quarter of fiscal 1999 were somewhat lower than the comparable prior year quarter, the Company has not been able to achieve further reductions in component costs due to the lower quantities purchased during fiscal 1999 as a result of the decrease in sales described above. Furthermore, as a result of the Company's cash flow constraints, the Company has incurred and may continue to incur additional costs from vendors in order to expedite the procurement of components in order to satisfy delivery requirements of certain customers. The Company's gross margins are affected by several factors, including, among others, sales mix and distribution channels and, therefore, may vary in future periods from those experienced during the second quarter of fiscal 1999.

     Selling expenses decreased $587,000 or 71% in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998, primarily as a result of decreased salaries and related costs ($268,000) in all departments (selling, marketing and technical support) as a result of resignations (and the subsequent postponement of hiring replacement personnel due to cash flow constraints) and reductions-in-force effected by the Company since November 1997, as well as decreased advertising expenses ($84,000) and trade show expenses ($47,000) due to certain cost reductions implemented during the second quarter of fiscal 1998; decreased commissions ($40,000) as a result of significantly lower sales during second quarter of fiscal 1999 compared to the second quarter of fiscal 1998; and reduced travel costs associated with selling and equipment installation due to the lower sales and fewer personnel, as described above.

     General and administrative expenses decreased by $685,000, or 63%, to $402,000 during the second quarter of fiscal 1999 from $1,087,000 during the second quarter of fiscal 1998. The decrease in general and administrative expenses consisted primarily of lower bad debt expense ($512,000) as the result of the establishment of a reserve of $500,000 during the second quarter of fiscal 1998 related to the payment delinquency of Macon; the elimination of certain consulting expenses ($45,000) due to the termination during February 1998 of an employment contract with a former executive officer of the Company; decreased salaries, bonuses and related costs ($60,000) as a result of resignations (and the subsequent postponement of hiring replacement personnel due to cash flow constraints) and reductions-in-force effected by the Company since November 1997; lower investor relations expenses ($33,000); and lower accounting fees ($34,000). These decreases were partially offset by increased legal fees ($58,000). As a result of the Company's continuing liquidity problems, a number of vendors have either sued the Company or have forwarded their accounts to collection. The Company anticipates that it will continue to incur substantial legal expenses in the December 31, 1998 quarter as well as possible interruption in the receipt of goods and services due to its liquidity problems.

     Research and development expenses during the second quarter of fiscal 1999 decreased $320,000 or 56% compared to the second quarter of fiscal 1998. The decrease in the second quarter of fiscal 1999 was primarily attributable to lower payroll and related expenses ($104,000), decreased use of consultants ($96,000); and decreased expenditures for prototypes ($102,000); all of which were due to cost reductions implemented by the Company as a result of its poor financial condition and cash flow constraints.

     The Company did not earn interest income during the second quarter of fiscal 1999 compared to $2,000 earned during the second quarter of fiscal 1998 as a result of lower investment balances due primarily to cash used for operating activities.

                                 CHATCOM INC.

     Interest expense increased to $26,000 during the second quarter of fiscal 1999 from $16,000 in the second quarter of fiscal 1998 primarily as a result of interest in connection with a line of credit (which was effected during September 1998) and interest associated with convertible subordinated notes of $350,000 and $540,000 issued by the Company in May 1997 and December 1997, respectively, as well as interest related to the VRPI Loan and outstanding trade indebtedness to VRPI.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1997

     Net sales during the six months ended September 30, 1998 (the "first half of fiscal 1999") decreased $4.7 million or 71% compared to the six months ended September 30, 1997 (the "first half of fiscal 1998"). The decline in net sales during the first half of fiscal 1999 compared to the first half of fiscal 1998 resulted primarily from a decrease in net shipments to the Company's Singapore distributor ($3.0 million) as a result of the Asian economic crisis in the later half of 1997 and decreased shipments to domestic Value Added Resellers ("VAR's") ($1.4 million), which the Company believes is attributable to the declining demand for remote control type remote access solutions, and a continued decrease in selling, advertising and marketing expenditures including marketing support for VAR's during fiscal 1999 due to the Company's cash flow constraints.

     Cost of goods sold was $1.7 million or 88% of net sales during the first half of fiscal 1999 compared to $4.2 million or 63% of net sales in the first half of fiscal 1998. The decrease in gross margin in fiscal 1999 compared to the first six months of fiscal 1998 (12% vs. 37%) was primarily the result of continued price discounting due to competition; continued fixed manufacturing overhead costs which did not decrease proportionately with the lower sales during the first half of fiscal 1999; and an increase in inventory obsolescence ($249,000) due mainly to the recording of a provision during fiscal 1999 ($120,000) as a result of the significantly lower sales and reduced inventory turnover during fiscal 1999 compared to a decrease in inventory reserves during the first half of fiscal 1998 ($129,000, of which $109,000 was recorded during the quarter ended June 30, 1997).

     Selling expenses decreased $1.4 million or 73% during the first half of fiscal 1999 compared to the first half of fiscal 1998, primarily as a result of decreased salaries and related costs ($518,000) in all departments (selling, marketing and technical support) as a result of resignations (and the subsequent postponement of hiring replacement personnel due to cash flow constraints) and reductions-in-force effected by the Company since November 1997, as well as decreased advertising expenses ($263,000) and trade show expenses ($129,000) due to certain cost reductions implemented during the second quarter of fiscal 1998; decreased commissions ($112,000) as a result of significantly lower sales during first half of fiscal 1999 compared to the first half of fiscal 1998; and reduced travel costs associated with selling and equipment installation due to the lower sales and fewer personnel, as described above.

     General and administrative expenses decreased by $703,000, or 45%, to $848,000 during the first half of fiscal 1999 from $1.6 million during the first half of fiscal 1998. The decrease in general and administrative expenses consisted primarily of lower bad debt expense ($543,000) as the result of the establishment of a reserve of $500,000 during the second quarter of fiscal 1998 related to the payment delinquency of Macon; the elimination of certain consulting expenses ($90,000) due to the termination during February 1998 of an employment contract with a former executive officer of the Company; decreased salaries, bonuses and related costs ($120,000) as a result of resignations and reductions-in-force effected by the Company since November 1997; and lower investor relations expenses ($59,000). These decreases were partially offset by increased legal fees ($109,000) and the accrual of a penalty ($121,000 during the first first half of fiscal 1999) due to the delay in registering shares in connection with the Company's Series E Preferred Stock (which was primarily due to the Company's liquidity problems).

                                 CHATCOM INC.

     Research and development expenses during the first half of fiscal 1999 decreased $673,000 or 58% compared to the first half of fiscal 1998. The decrease in the first half of fiscal 1999 was primarily attributable to lower payroll and related expenses ($188,000); decreased use of consultants ($205,000); and decreased expenditures for prototypes ($194,000); all of which were due to cost reductions implemented by the Company as a result of its poor financial condition and cash flow constraints.

     The Company did not earn interest income during the first half of fiscal 1999 compared to $9,000 earned during the first half of fiscal 1998 as a result of lower investment balances due primarily to cash used for operating activities.

     Interest expense increased to $70,000 during the first half of fiscal 1999 from $17,000 during the first quarter of fiscal 1998, primarily as a result of interest in connection with a line of credit (which was effected during September 1998), interest associated with convertible subordinated notes of $350,000 and $540,000 issued by the Company in May 1997 and December 1997, respectively, as well as interest related to the VRPI Loan and outstanding trade indebtedness to VRPI.

Liquidity and Capital Resources
-------------------------------

     The Company recorded net losses of $7.8 million and $4.6 million during fiscal years ended March 31, 1998 and 1997, respectively, and recorded a net loss of $1.7 million during the first half of fiscal 1999. During the first half of fiscal 1999, cash decreased $238,000 primarily due to the negative cash flow from operations of $586,000. The negative cash flow from operations during the first half of fiscal 1999 was comprised primarily of the net loss ($1.7 million) and a decrease in accounts payable ($185,000). These decreases to cash flow were partially offset by a decrease in accounts receivable ($480,000) as a result of collections; a decrease in inventories ($547,000) due primarily to shipment of components returned from Macon; and by non cash charges primarily related to depreciation and amortization ($121,000) and inventory obsolescence ($120,000).

     Net cash provided by financing activities during first half of fiscal 1999 ($348,000) was primarily the result of the proceeds from High View Capital and the VRPI loans in connection with the sale of the Company's BrightStar technology in September 1998 (see below).

As of September 30, 1998 and March 31, 1998, the Company had negative working capital of $5.7 million and $1.3 million, respectively. The Company must obtain additional liquidity to meet its current obligations and maintain its operations and is actively seeking additional financing to meet its immediate needs. The Company does not have any commitments for this financing, and there can be no assurance that it will able to secure any financing on commercially reasonable terms or at all. Should the Company be unable to obtain sufficient financing, it will be forced to significantly reduce or suspend its operations or seek protection under bankruptcy laws in the immediate future. If additional funds are raised through the issuance of equity securities, it is likely that the Company will be required to sell such securities at a substantial discount to the current market price for the Common Stock, the percentage ownership of the then current shareholders of the Company will be reduced, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock.

     On June 6, 1998, the Company received written notice from VRPI of VRPI's decision (which the Company has not agreed to) to surrender its Series F & Series G Preferred Stock as a result of VRPI's contention that the Company failed to timely file a registration statement covering the underlying Common Shares. On September 11, 1998, the Company received a $100,000 loan from VRPI (the "VRPI Loan"). The VRPI Loan provided for interest at the rate of 15% per annum, is secured by the Company's foreign accounts receivable and was due on July 11, 1998. During the 30 day period ending

                                 CHATCOM INC.

July 11, 1998 (the "Study Period"), VRPI conducted an examination of the Company's technology and finances in order to determine if an investment in the Company was warranted. The VRPI Loan contained certain restrictions, including, among others, the use of the loan proceeds for only those expenses necessary to continue the Company's operations during the Study Period and the Company's agreement not to issue stock or incur debt, except for the Company's proposed line of credit (described above) with any party other than VRPI and those persons or entities who choose to participate with VRPI in connection with any further financing of the Company. VRPI also informed the Company that it had prepared, but not filed, a lawsuit against the Company and certain of its officers and directors and has agreed not to file the complaint during the Study Period. On July 7, 1998 VRPI provided an additional $100,000 of financing to the Company.

     On August 26, 1998, the Company entered into a Purchase and Sale Agreement (the "Sale Agreement") with VRPI and High View Capital ("HVC"). HVC (including certain of its affiliates) is the holder of the Company's Series D Convertible Preferred Stock and the Company's convertible subordinated debt in the aggregate principal amount of $890,000. The Sale Agreement provides for the sale by the Company of its recently announced BrightStar product technology (the "New Product") to VRPI and HVC (collectively, the "Purchasers") in exchange for $400,000 in cash ($200,000 of which was advanced to the Company by VRPI through July 7, 1998 and the remaining $200,000 was received by the Company on September 2, 1998), the cancellation of all outstanding loans and convertible notes made to the Company by the Purchasers or their affiliates including accrued interest (approximately $966,000 at August 26, 1998), the cancellation of all trade debt owing by the Company to the Purchasers (approximately $391,000 at August 26, 1998), the return of certain equipment by the Company to VRPI in the amount of approximately $289,000, the cancellation of all shares of preferred stock (and accrued dividends thereon) owned by the Purchasers or any of their affiliates (approximately $4.0 million in stated value at August 26, 1998) and the cancellation of all warrants held by the Purchasers or their affiliates to purchase shares of the Company's Common Stock (835,000 shares). The Sale Agreement included certain other conditions, which included the Company's receipt of a minimum of $300,000 from ALCO under a line of credit (which was effected on September 2, 1998) and the execution of a license agreement under which the Purchasers would grant the Company an exclusive license to the New Product (the "License Agreement"). The License Agreement provides for royalty payments to be made by the Company to the Purchasers in the amount of 5% of the sales price of New Products sold by the Company. In the event of any sale or merger of the Company or the licensing by the Company of the New Product to a third party, the Company may elect to buy-back the New Product from the Purchasers for $1, provided the sale or merger or licensing arrangement generates at least $8 million in aggregate proceeds to the Company. In such an event, the Company would be required to distribute the proceeds from such a transaction on the following incremental basis: up to $1 million, 75% to Purchasers, 25% to the Company; $1,000,000 to $5,999,999, 48.5% to Purchasers, 51.5% to the Company; $6,000,000 to $7,999,999, 68% to Purchasers, 32% to the
Company; $8,000,000 to $9,999,999, 60% to Purchasers, 40% to the Company; $10,000,000 to $12,999,999, 21% to Purchasers, 79% to the Company; $13,000,000
to $16,000,000, 7.5% to Purchasers, 92.5% to the Company; over $16,000,000, 100%
to the Company. In the event the Company enters into a sale, merger or licensing agreement that generates less than $8 million in aggregate proceeds to the Company, the license granted to the Company under the License Agreement would convert to a non-exclusive license. The Purchasers have the right to rescind the Sale Agreement and License Agreement for a period of one year (until August, 1999).

     On September 15, 1998, the Company entered into a line of credit agreement with ALCO Financial Services, Inc. ("ALCO") (the "Credit Facility"). Under the terms of the agreement, which remains in effect through August 31, 1999, the Company can borrow from ALCO up to $300,000 based on eligible accounts receivable and inventory, at prime plus seven percent. The Credit Facility granted ALCO a blanket lien on all assets of the Company and includes certain financial covenants limiting mergers, acquisitions, recapitalizations, dividends, loans to others, hypothecation of assets or corporate guarantees. The Credit Facility was conditional upon the Company's receipt of a cash infusion of $200,000 from High View Capital (which was received by the Company during September 1998 - see Note 5) prior to effecting the line of credit. Since the inception of the agreement through September 30,

                                 CHATCOM INC.

1998, the Company borrowed a total of $150,000 under the Credit Facility, but there were no outstanding borrowings under the Credit Facility as of September 30, 1998.

     As a result of the Company's continuing liquidity problems, the Company has been sued for non-payment by several suppliers of products and services. Several other vendors have forwarded their accounts with the Company to collection agencies. The Company has settled certain of these complaints whereby the vendors have agreed to accept a substantial discount from the balance owed of a least 40%, allow the Company a payment moratorium (typically two months), and to accept payment of the restated debt over an extended period of time. The Company has also entered into agreements with several creditors (who had not sued the Company) which provided for discounts equal to at least 40% of the original debt with payments of the restated debt extended over several months. At present, the Company is in default of most of the agreements described above.

     In September of 1998, a meeting of the Company's creditors was held at Credit Managers Association of California ("CMAC"). As an inducement for creditors to enter into a moratorium and to discourage present and future creditors from attempting to execute on The Company's assets, the Company pledged substantially all of its assets to CMAC in its capacity as agent for the creditors of The Company. An unofficial committee of creditors has been formed to monitor the Company's operations and review its business plan, as described in the following paragraph. Creditors are being requested to forbear from seeking payment on all past due obligations through February 1999, while efforts are undertaken to explore alternative measures by which the Company can seek to realized moneys or other consideration for its creditors and stockholders. No binding moratorium agreement is currently in place, and it is possible that one or more creditors will not honor this forbearance request. Absent creditor cooperation, there is a significant possibility that the Company will be forced to seek relief in the bankruptcy court.

     The Company has incurred operating losses in each of its last three fiscal years, and has experienced operating losses for the past eight consecutive fiscal quarters and is continuing to incur operating losses subsequent to September 30, 1998. The Company is seeking financing to meet its current obligations but has been unsuccessful to date in obtaining any of the significant amount of capital that would be required to meet its longer term capital needs as a viable entity. Accordingly, the Company is currently pursuing a sale or merger of the Company as an alternative to continuing at its present level of reduced operations (which will require additional short-term financing) or discontinuing its operations. There can be no assurance, however, that the Company will be able to consumate a sale on terms attractive to its shareholders or at all.

      During August 1998, the Company's Common Stock was delisted from the Nasdaq SmallCap Market ("Nasdaq") as a result of the Company's inability to sustain the listing requirements of Nasdaq. As a result of being delisted from Nasdaq, the Company's Common Stock currently trades on the OTC Bulletin Board. Lack of an established trading market for the Company's Common Stock such as Nasdaq may limit Common Stock holders' ability to dispose of their shares and may negatively affect the prevailing price of the Common Stock, and may adversely impact the Company's ability to arrange future financing.

     The Company had no material commitments for capital expenditures as of September 30, 1998.

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

                                 CHATCOM INC.

these chips is relatively low and the Company does not anticipate that its own costs in connection with this upgrade process will be material.


PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a. Exhibits. The folowing exhibits are filed with this Form 10-QSB or are incorporated by reference to the document described:

               10.1 Accounts Purchase Agreement between ALCO Financial Services, LLC and ChatCom, Inc., dated August 31, 1998.

               10.2 License Agreement between Vermont Research Products, Inc., High View Capital and ChatCom, Inc., dated August 28, 1998

               27    Financial Data Schedule

          b.  Reports on Form 8-K.

              A current report on Form 8-K dated July 15, 1998, under Item 5, reporting that the Company's Form S-3, registering for potential resale shares of the Company's Common Stock, had been declared effective by the Securities and Exchange Commission on July 15, 1998.

              A current report on Form 8-K dated September 2, 1998, under Item 5, reporting on the sale of the Company's recently announced BrightStar product technology to Vermont Research Products, Inc. and High View Capital.

No other information is required to be filed under Part II of this Form 10-QSB.

                                 CHATCOM INC.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CHATCOM, INC.,
                                     a California corporation


Date: November 23, 1998              By: /s/ E. Carey Walters
                                         ----------------------------
                                         E. Carey Walters, President,
                                         Chief Executive Officer

Date: November 23, 1998              By: /s/ Dianna Saltmarch
                                         ----------------------------
                                         Principal Accounting Officer