Form 10QSB
period 1998-12-31
CHATCOM INC
filed 1999-02-22
CIK 771642

                                 CHATCOM, INC



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ______________


                                 FORM  10-QSB

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

       As of February 17, 1999, there were 21,245,503 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes          No  X
                                                    ----        ----

                                 CHATCOM, INC

                          PART I FINANCIAL INFORMATION

Item 1.      Financial Statements

Balance Sheets                                                                       (in thousands)
----------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
                                                                               December 31,     March 31,
ASSETS                                                              Notes         1998            1998
                                                                 ----------   -------------   ------------

CURRENT ASSETS:

  Cash                                                                           $    157       $    381
  Accounts receivable, net of allowances $23,000
  (December 31, 1998) and $50,000 (March 31, 1998)                    4               125            849
  Inventories                                                       2,4,5           1,181          2,636
  Prepaid expenses and other current assets                           4                59             92
                                                                                 ----------     ----------
  Total current assets                                                              1,522          3,958

EQUIPMENT AND FIXTURES, Net                                          3,4              219            388

DEPOSIT                                                                                23             22
                                                                                 ----------     ----------

TOTAL                                                                 4          $  1,764       $  4,368
                                                                                 ==========     ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Accounts payable                                                    5          $  2,380       $  2,904
  Accrued expenses                                                    5               826          1,074
  Line of credit                                                      4               189
  Current portion of notes payable                                    5                            1,280
  Current portion of capital lease obligations                                         15             15
  Deferred income - sale of technology                                5             4,424
                                                                                 ----------     ----------
    Total current liabilities                                                       7,834          5,273
                                                                                 ----------     ----------

LONG TERM LIABILITIES:

  Notes payable - less current portion                                5                               20
  Capital lease obligation - less current portion                                       6             22
                                                                                 ----------     ----------
    Total long-term liabilities                                                         6             42
                                                                                 ----------     ----------

REDEEMABLE PREFERRED STOCK:

  Series E Convertible Redeemable Preferred Stock
  $1,100,000 redemption value net of $163,000 of offering
  costs, authorized 2,000 shares; issued and outstanding
  1,100 shares at March 31, 1998                                      6                              937
                                                                                 ----------     ----------

SHAREHOLDERS' DEFICIT:

  Preferred Stock, no par value, authorized 1,000,000 shares
    Series D Convertible Preferred Stock, $1,000 stated value
    per share, authorized 5,000 shares; issued and outstanding
    2,496 shares at March 31, 1998                                    5                            1,407
    Series E Convertible Preferred Stock, $1,000 stated value
    per share, authorized 2,000 shares, issued and outstanding
    890 shares at December 31, 1998                                   6               727
    Series F Convertible Preferred Stock, $1,000 stated value
    per share, authorized 2,000 shares, issued and outstanding
    945 shares at March 31, 1998                                      5                              945
    Series G Convertible Preferred Stock, $1,000 stated value
    per share, authorized 500 shares, issued and outstanding
    400 shares at March 31, 1998                                      5                              400
  Common stock, no par value; authorized 25,000,000 shares;
    issued and outstanding 14,668,749 shares at
    December 31, 1998 and 11,591,215 shares at March 31, 1998         6            11,406         11,025
  Additional paid-in capital                                                        2,839          2,839
  Accumulated deficit                                                             (21,048)       (18,500)
                                                                                 ----------     ----------
    Total shareholders' deficit                                                    (6,076)        (1,884)
                                                                                 ----------     ----------
TOTAL                                                                            $  1,764       $  4,368
                                                                                 ==========     ==========

See accompanying notes to financial statements

                                 CHATCOM, INC


STATEMENT OF OPERATIONS (unaudited)                                    (in thousands, except share and per sharedata)
---------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                  Nine Months Ended
                                                              December 31                       December 31,
                                                         1998             1997              1998             1997
                                                     ------------      -----------      ------------      ----------
SALES
  Gross sales                                        $       594       $    1,781       $     2,562       $    8,955
  Returns                                                     (1)          (2,302)              (80)          (2,895)
                                                     ------------      -----------      ------------      ----------
    Net sales (returns)                                      593             (521)            2,482            6,060
                                                     ------------      -----------      ------------      ----------

COST OF GOODS SOLD                                           575              328             2,229            4,485
                                                     ------------      -----------      ------------      ----------

GROSS PROFIT (LOSS)                                           18             (849)              253            1,575
                                                     ------------      -----------      ------------      ----------

OPERATING EXPENSES:
  Selling                                                    193              769               708            2,660
  General and administrative                                 183              372             1,031            1,922
  Research and development                                   271              449               765            1,616
                                                     ------------      -----------      ------------      ----------

    Total operating expenses                                 647            1,590             2,504            6,198
                                                     ------------      -----------      ------------      ----------

LOSS FROM OPERATIONS                                        (629)          (2,439)           (2,251)          (4,623)

INTEREST EXPENSE, NET                                         (7)            (182)              (77)            (190)
                                                     ------------      -----------      ------------      ----------

LOSS BEFORE INCOME TAXES                                    (636)          (2,621)           (2,328)          (4,813)

PROVISION FOR INCOME TAXES                                                                       (1)              (1)
                                                     ------------      -----------      ------------      ----------

NET LOSS                                             $      (636)      $   (2,621)      $    (2,329)      $   (4,814)

DIVIDENDS ON PREFERRED STOCK                                 (19)             (85)             (220)            (260)
                                                     ------------      -----------      ------------      ----------

NET LOSS AVAILABLE TO
  COMMON SHAREHOLDERS                                $      (655)      $   (2,706)      $    (2,549)      $   (5,074)
                                                     ============      ===========      ============      ==========

BASIC NET LOSS PER COMMON SHARE:                     $     (0.05)      $    (0.27)      $     (0.20)      $    (0.51)
                                                     ============      ===========      ============      ==========

Weighted average number of Common Shares              13,817,130        9,934,190        12,723,273        9,893,585
                                                     ============      ===========      ============      ==========

See accompanying notes to financial statements

                                 CHATCOM, INC

STATEMENTS OF CASH FLOWS (unaudited)                                                      (in thousands)
-----------------------------------------------------------------------------------------------------------------
                                                                                         Nine Months Ended
                                                                                            December 31
                                                                                     1998                1997
                                                                                 -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                               $(2,329)           $(4,814)
Adjustments to reconcile net cash used in
  operating activities:
  Depreciation and amortization                                                            169                271
  Increase (decrease) in provision for losses on accounts receivable                       (27)               302
  Provision for inventory obsolescence                                                     160                306
  Interest on subordinated debt                                                                                20
  Interest on accounts payable                                                                                175
  Changes in operating assets and liabilities:
    Accounts receivable                                                                    751                179
    Inventories                                                                            755               (754)
    Inventories to be returned from customer                                                               (1,334)
    Prepaid expenses and other current assets                                               33                  6
    Deposits                                                                                (1)
    Accounts payable                                                                      (230)             3,438
    Accrued expenses                                                                       (38)               (31)
                                                                                 -------------       ------------

Net cash used in operating activities                                                     (757)              (183)
                                                                                 -------------       ------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                       0               (183)
                                                                                 -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on capital leases                                                     (16)               (20)
  Proceeds from notes payable                                                              400
  Repayment of note payable                                                                (40)
  Proceeds from line of credit                                                             333
  Repayment of line of credit                                                             (144)
  Proceeds from sale of preferred stock                                                                       937
  Proceeds from issuance of convertible subordinated debt                                                     890
                                                                                 -------------       ------------
  Net cash provided by financing activities                                                533              1,807
                                                                                 -------------       ------------

NET DECREASE IN CASH                                                                      (224)              (612)

CASH, BEGINNING OF PERIOD                                                                  381              1,169
                                                                                 -------------       ------------

CASH, END OF PERIOD                                                                    $   157            $   557
                                                                                 =============       ============

                                                                     (Continued)

See accompanying notes to financial statements

                                 CHATCOM, INC


STATEMENTS OF CASH FLOWS (unaudited)                      (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     During the nine months ended December 31, 1998 and 1997, the Company paid interest of $76,000 and $2,000 respectively, and taxes of $0 and $8,000, respectively.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During the nine months ended December 31, 1998, the Company accrued dividends related to the Series D Convertible Preferred Stock of $104,000 and paid previously accrued dividends of $125,000 through the issuance of 242,001 shares of Common Stock, which resulted in an increase in Common Stock of $125,000 and a decrease in accrued expenses of $125,000.

     During the nine months ended December 31, 1998, the Company accrued dividends related to the Series E Convertible Preferred Stock of $61,000 and paid previously accrued dividends of $45,000 through the issuance of 98,709 shares of Common Stock, which resulted in an increase in Common Stock of $45,000 and a decrease in accrued expenses of $45,000.

     During the nine months ended December 31, 1998, holders of the Series E Convertible Preferred Stock converted an aggregate total of 210 shares ($210,000 in stated value) and approximately $1,000 in accrued dividends related thereto into a total of 2,736,824 shares of Common Stock, which resulted in an increase in Common Stock of $211,000, a decrease of Series E Convertible Preferred Stock of $210,000, and a decrease in accrued expenses of $1,000.

     During the nine months ended December 31, 1998, the Company accrued dividends related to the Series F Convertible Preferred Stock and Series G Convertible Preferred Stock of $38,000 and $16,000, respectively.

     During September 1998, the Company entered into a Sale Agreement and License Agreement whereby the Company sold its recently announced BrightStar product technology in exchange for the receipt of $200,000 in cash and the cancellation of certain indebtedness and preferred stock totaling $4,224,000, which resulted in a decrease in accounts payable of $20,000, a decrease in accrued expenses of $258,000, a decrease in notes payable of $1,194,000, a decrease in Series D Convertible Preferred Stock of $1,407,000, a decrease in Series F Convertible Preferred Stock of $945,000, a decrease of Series G Convertible Preferred Stock of $400,000 and an increase to Deferred Income - Sale of technology of $4,424,000. In connection with these transactions, the Company was also permitted to return approximately $540,000 in inventory which resulted in a decrease to accounts payable of $274,000, a decrease in notes payable of $266,000 and a decrease to inventory of $540,000.

     During the nine months ended December 31, 1997, the Company accrued dividends related to the Series D Convertible Preferred Stock of $187,000 and paid previously accrued dividends of $235,000 through the issuance of 154,800 shares of Common Stock, which resulted in an increase in Common Stock of $235,000 and a decrease in accrued expenses of $235,000.

     During the nine months ended December 31, 1997, the Company accrued dividends related to the Series E Convertible Redeemable Preferred Stock of $24,000.

     During the nine months ended December 31, 1997, the Company entered into capital lease agreements for equipment totaling $29,000.

     See accompanying notes to financial statements

                                 CHATCOM, INC

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998

1.   ACCOUNTING POLICIES

     The accompanying unaudited financial statements of ChatCom, Inc. (the "Company") have been prepared in accordance with instructions to Form 10-QSB and, in the opinion of management, include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results of operations for the interim periods. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended March 31, 1998. The results of operations for the nine month period ended December 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 1999.

     Certain prior year amounts have been reclassified to conform with current year classifications.

2.   INVENTORIES

     The components of inventories are as follows:

                                                               December 31,        March 31,
                                                                   1998               1998
                                                            ----------------    ----------------
     Raw materials                                                 1,133,000         $   766,000
     Work in process                                                   8,000             469,000
     Finished goods                                                1,875,000           3,192,000
                                                            ----------------    ----------------
     Inventory at cost                                             3,016,000           4,417,000
     Less: Reserve for obsolescence                               (1,835,000)         (1,781,000)
                                                            ----------------    ----------------

                                                                 $ 1,181,000         $ 2,636,000
                                                            ================    ================


3.   EQUIPMENT AND FIXTURES, Net

     Equipment and fixtures consist of the following:


                                                               December 31,        March 31,
                                                                   1998               1998
                                                            ----------------    ----------------
     Equipment                                                     $ 694,000          $  694,000
     Software                                                         75,000              75,000
     Furniture and fixtures                                           33,000              33,000
     Leasehold improvements                                           89,000              89,000
                                                            ----------------      --------------
                                                                     891,000             891,000
     Less: accumulated depreciation                                 (672,000)           (503,000)
                                                            ----------------      --------------

                                                                   $ 219,000          $  388,000
                                                            ================      ==============

                                 CHATCOM, INC


4.   LINE OF CREDIT

     On August 31, 1998, the Company entered into a line of credit agreement with ALCO Financial Services, Inc. ("ALCO") (the "Credit Facility"). Under the terms of the Credit Facility, which remains in effect through August 31, 1999, the Company can borrow from ALCO up to $300,000 based on eligible accounts receivable and inventory, at prime plus seven percent. The Credit Facility granted ALCO a blanket lien on all assets of the Company and included certain financial covenants limiting mergers, acquisitions, recapitalizations, dividends, loans to others, hypothecation of assets or corporate guarantees. The Credit Facility was conditional upon the Company's receipt of a cash infusion of $200,000 from High View Capital (which was received by the Company during September 1998 - See note 5) prior to effecting the line of credit. Since the inception of the Credit Facility through December 31, 1998, the Company borrowed a total of $333,000 and repaid a total of $144,000. As of December 31, 1998, outstanding borrowings under the Credit Facility totaled $189,000, and the Company was in compliance with all required covenants.

5.   CONVERSION OF UNSECURED DEBT, ADDITIONAL FINANCING AND SALE AGREEMENT

     As of February 1, 1998, the Company entered into a Settlement Agreement with Vermont Research Products, Inc. ("VRPI"), a major supplier of certain products (which are resold by the Company), for the conversion of a portion of the amount owed by the Company to VRPI (approximately $2.04 million at February 1, 1998) into 945 shares of the Company's Series F Convertible Redeemable Preferred Stock, $1,000 stated value per share, valued at $945,000 (the "Series F Preferred Stock") and 400 shares of the Company's Series G Convertible Preferred Stock, $1,000 stated value per share, valued at $400,000 (the "Series G Preferred Stock"). The Settlement Agreement also provided for payment terms with respect to the remaining balance owed to VRPI (approximately $694,000 at February 1, 1998 (the "Remaining Balance"). As additional consideration, the Company issued to VRPI a five-year warrant to purchase 285,000 shares of Common Stock at an exercise price of $.35 per share. Dividends on the Series F Preferred Stock and Series G Preferred Stock were payable in cash or shares of Common Stock, at the election of the Company, at the rate of 9.5% per annum. The Series F Preferred Stock was convertible into shares of Common Stock at any time through January 31, 2003 at a conversion price equal to the market price at the time of conversion, but at a conversion price no greater than $.95 per share and no less then $.35 per share. The Series G Preferred Stock was convertible into shares of Common Stock at a conversion price of $.35 per share. The holder of the Series F Preferred Stock and Series G Preferred Stock was entitled to equal preference with holders of the Company's Series D and Series E Preferred Stock. As long as any amounts of Series F Preferred Stock or Series G Preferred Stock remain outstanding, VRPI had the right to approve any preferred stock offering by the Company which ranked equal to or senior to those of VRPI's, and approve any debt offering contemplated by the Company, except for commercial bank lines of credit or loans secured by the Company's U.S. accounts receivable or inventory. Of the remaining balance owed to VRPI after the conversion of certain amounts into the Series F Preferred Stock and the Series G Preferred Stock, $274,000 represents equipment warehoused by VRPI for the Company and was payable to VRPI at the time of shipment to any customer of the Company. Of the remaining balance owed to VRPI (approximately $420,000 together with interest at 9.5% effective February 1, 1998), $5,000 was payable upon execution of the Settlement Agreement, $5,000 was payable on March 1, 1998, $5,000 was payable on April 1, 1998, and $35,000 per month was payable commencing May 1, 1998. Additionally, the Company was required to remit 25% of its collections of foreign accounts receivable commencing February 1, 1998 as well as 20% of the net proceeds to the Company of any equity financing (other than commercial bank loan financing or asset based lending against United States accounts receivable ad finished or assembled good inventory) effected by the Company subsequent to February 1, 1998 plus the sum of $50,000 upon consummation of each of the first two such financings. The Company also agreed to pay VRPI's expenses in connection with this transaction.

                                 CHATCOM, INC

     Pursuant to the Settlement Agreement, the Company paid VRPI the sum of $50,000 (of which $5,000 was paid upon the execution of the Settlement Agreement, $5,000 paid on March 1, 1998 and April 1, 1998 and $35,000 was paid on May 1, 1998). Due to the Company's liquidity crisis, no further payments were made to VRPI, including any amounts owed in connection with the Company's issuance of Common Stock in March 1998 ($110,000) and in connection with the Company's collection of foreign accounts receivable (approximately $93,000 as of December 31, 1998).

     On June 6, 1998, the Company received written notice from VRPI of VRPI's decision (which the Company did not agree to) to surrender its Series F & G Preferred Stock as a result of VRPI's contention that the Company failed to timely file a registration statement covering the underlying Common Shares. On June 11, 1998, the Company received a $100,000 loan from VRPI (the "VRPI Loan"). The VRPI Loan provided for interest at the rate of 15% per annum, was secured by the Company's foreign accounts receivable and was due on July 11, 1998. During the 30 day period ending July 11, 1998 (the "Study Period"), VRPI conducted an examination of the Company's technology and finances in order to determine if an investment in the Company was warranted. The VRPI Loan contained certain restrictions, including, among others, the use of the loan proceeds for only those expenses necessary to continue the Company's operations during the Study Period and the Company's agreement not to issue stock or incur debt, except for the Company's proposed line of credit (described above) with any party other than VRPI and those persons or entities who choose to participate with VRPI in connection with any further financing of the Company. VRPI had informed the Company that it had prepared, but not filed, a lawsuit against the Company and certain of its officers and directors and agreed not to file the complaint during the Study Period. On July 7, 1998, VRPI provided an additional $100,000 of financing to the Company.

     In August 1998, the Company entered into and in September 1998 closed, a Purchase and Sale Agreement (the "Sale Agreement") with VRPI and High View Capital ("HVC"). HVC (including certain of its affiliates) is the holder of the Company's Series D Convertible Preferred Stock and the Company's convertible subordinated debt in the aggregate principal amount of $890,000. The Sale Agreement provided for the sale by the Company of its BrightStar product technology (the "New Product") to VRPI and HVC (collectively, the "Purchasers") in exchange for $400,000 in cash ($200,000 of which was advanced to the Company by VRPI through July 7, 1998 and the remaining $200,000 was received by the Company on September 2, 1998), the cancellation of all outstanding loans and convertible notes made to the Company by the Purchasers or their affiliates including accrued interest (approximately $966,000 at August 26, 1998), the cancellation of all trade debt owing by the Company to the Purchasers (approximately $391,000 at August 26, 1998), the return of certain equipment by the Company to VRPI in the amount of approximately $289,000, the cancellation of all shares of preferred stock (and accrued dividends thereon) owned by the Purchasers or any of their affiliates (approximately $4.0 million in stated value at August 26, 1998) and the cancellation of all warrants held by the Purchasers or their affiliates to purchase share of the Company's Common Stock (835,000 shares). The Sale Agreement included certain other conditions, which included the Company's receipt of a minimum of $300,000 from ALCO under a line of credit (which was effected on August 31, 1998 - See Note 4) and the execution of a license agreement under which the Purchasers would grant the Company an exclusive license to the New Product (the "License Agreement"). The License Agreement provides for royalty payments to be made by the Company to the Purchasers in the Amount of 5% of the sale price of New Products sold by the Company. In the event of any sale or merger the Company or the licensing by the Company of the New Product to a third party, the Company may elect to buy-back the New Product from the Purchasers for $1, provided the sale or merger or licensing arrangement generates at least $8 million in aggregate proceeds to the Company. In such an event, the Company would be required to distribute the proceeds from such a transaction on the following incremental basis: up to $1 million, 75% to Purchasers, 25% to the Company; $1,000,000 to $5,999,999, 48.5% to Purchasers, 51.5% to the Company; $6,000,000 to
     $7,999,999, 68% to Purchasers, 32% to the Company; $8,000,000 to
     $9,999,999, 60% to Purchasers, 40% to the Company; $10,000,000 to
     $12,999,999, 21% to Purchasers, 79% to the Company; $13,000,000 to
     $16,000,000, 7.5% to Purchasers, 92.5% to the Company; over $16,000,000,
     100% to the Company. In the event the Company enters into a sale, merger or licensing agreement that generates less than $8 million in aggregate proceeds to the Company, the license granted to the

                                 CHATCOM, INC

     Company under the License Agreement would convert to a non-exclusive license. The Purchasers have the right to rescind the Sale Agreement and License Agreement for a period of one year (until August 31, 1999), and the Company and the Purchaser have agreed to place in escrow the preferred stock and warrants to be cancelled pursuant to the Sale Agreement pending expiration of the rescission period.

     The accompanying balance sheet of the Company as of December 31, 1998 reflects the result of the Sale Agreement and License Agreement and the cancellation of certain indebtedness and preferred stock related thereto (as described above) in the aggregate amount of $4,424,000 and reflects a liability entitled Deferred Income-Sale of Technology in the amount of $4,424,000.

6.   SERIES E CONVERTIBLE REDEEMABLE PREFERRED STOCK

     The Company's Series E Convertible Redeemable Preferred Stock (the "Series E Preferred Stock") contained a mandatory redemption feature which provided that if on September 1, 1998 all of the shares of Common Stock issuable upon conversion of the then outstanding shares of Series E Preferred Stock were not at that time duly registered, the Company, at the demand of the any investor, would be obligated to redeem such investor's shares of Series E Preferred Stock for a total amount equal to the market prices times the number of shares of Common Stock into which such shares of Series E Preferred Stock are convertible on the date of such demand, and would be required to pay accrued dividends on such shares of Series E Preferred Stock, whether or not declared, to the redemption date. On July 15, 1998, the Company's Form S-3 (which registered certain shares of Common Stock of the Company including those Common shares issuable upon conversion of Series E Preferred Stock) was declared effective (the "Registration"). As a result of the Registration, the mandatory redemption feature of the Series E Preferred Stock was eliminated and the Company has reclassified the Series E Preferred Stock to Shareholders' Deficit in the accompanying Balance Sheet as of December 31, 1998.

     The Series E Preferred Stock Registration Rights Agreement contains a late registration penalty which requires the Company to pay the investors on January 24, 1998 and on each successive date which is 30 days after the previous payment (prorated for partial periods) until such registration statement is declared effective, payments in the amount of 3% of the purchase price of the outstanding Series E Preferred Stock ($1,100,000), in cash or shares of the Company's Common Stock at the election of the investor. Through the effective date of the Registration, the Company has incurred approximately $227,000 in late registration penalties. The investors have notified the Company that payment of the penalty shall be made by the Company in cash. As of December 31, 1998, the Company's financial statements reflect the accrual of $227,000 in late registration penalties. The Company believes that the late registration penalty was a result of the Company's severe cash flow constraints. Furthermore, the Company is presently not capable of paying the registration penalty in cash.

     At various dates since the Registration through December 31, 1998, holders of the Series E Preferred Stock converted an aggregate total of 210 shares ($210,000 in stated value) and approximately $1,000 in accrued dividends related thereto into a total of 2,736,824 shares of the Company's Common Stock.

7.   RELATED PARTIES

     One of the officers of the Company is also a shareholder of a law firm that provides legal consultation to the Company. At December 31, 1998 and 1997, the Company owed this law firm $17,000 and $16,000, respectively. During the nine months ended December 31, 1998 and 1997, fees relating to services provided by this law firm in the amounts of $12,000 and $34,000, respectively, were included in general and administrative expenses in the accompanying statement of operations.

                                 CHATCOM, INC

8.   CREDITORS MORATORIUM

     In September of 1998, a meeting of the Company's creditors was held at Credit Managers Association of California ("CMAC"). As an inducement for creditors to enter into a moratorium and to discourage present and future creditors from attempting to execute on the Company's assets, the Company pledged substantially all of its assets to CMAC in its capacity as agent for the creditors of the Company. An unofficial committee of creditors has been formed to monitor the Company's operations and review its business plan, as described under "Liquidity and Capital Resources". Creditors are being requested to forbear from seeking payment on all past due obligations through February 1999, while efforts are undertaken to explore alternative measures by which the Company can seek to realize moneys or other consideration for its creditors and stockholders, and the creditors committee has agreed to a proposed plan to restructure the Company (which is contingent on the Company securing substantial additional equity capital for which commitments have not yet been). However, no binding moratorium agreement is currently in place, and it is possible that one or more creditors will not honor this forbearance request or agree to the proposed restructure plan. Absent continuing creditor cooperation, the Company will be forced to seek relief in the bankruptcy courts.

9.   COMMITMENTS

     On January 25, 1999 the Company entered into a lease agreement with Pacific Gulf Properties Inc., for the lease of office and manufacturing space at 9420 Lurline Avenue, Unit D, Chatsworth, California 91311 and which comprises approximately 8,925 square feet of office and manufacturing space. This facility was leased for a two (2) year term commencing on March 1, 1999 and expires on February 28, 2001 and includes minimum monthly payments of $5,622.75 during the term of the lease. The Company anticipates that it will occupy this facility beginning March 1, 1999. This facility replaces the Company's present facility on Topanga Canyon Boulevard in Chatsworth, California (approximately 25,000 square feet), which lease expires on February 28, 1999.

                                 CHATCOM, INC

Item 2.  Management's Discussion and Analysis.

Safe Harbor Statement under the Private Securities Litigation form Act of 1995
------------------------------------------------------------------------------

     Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements, which involve risks and uncertainties, including but not limited to economics, competitive, governmental and technological factors affecting the Company's business operations and financial condition and other factors as described in the Company's various filings with the Securities and Exchange Commission, including without limitation the Company's Form 10-KSB for the fiscal year ended March 31, 1998.

Recent Developments
-------------------

     As of December 31, 1998 and March 31, 1998, the Company had negative working capital of $6.3 million and $1.3 million, respectively. The Company must obtain additional liquidity to meet its current obligations and maintain its operations and is actively seeking additional financing to meet its immediate needs. The Company is currently in discussions with an Investor Group in negotiating a private placement for proceeds up to $500,000, but does not have any commitments and there can be no assurance that it will be able to secure any financing. The Company intends to seek protection under bankruptcy laws in the immediate future if it is unable to secure sufficient financing to support its current operations. If additional funds are raised through the issuance of equity securities to meet the Company's short-term working capital needs, it is likely that the Company will be required to sell such securities at a substantial discount to the current market price for the Common Stock, the percentage ownership of the then current shareholders of the Company will be reduced, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock.

     The Company has incurred operating losses in each of its last three fiscal years and in each of the first three quarters of its current fiscal year and is continuing to incur operating losses subsequent to December 31, 1998. Although the Company has been pursuing a sale or merger of the Company as well as seeking additional capital to support its long-term operations, these efforts have been unsuccessful to date. The Company is currently attempting to effect a restructuring in which its creditors would receive convertible preferred stock or a cash settlement payment for all of the Company's outstanding indebtedness and the Company's outstanding preferred stock would be exchanged for a new series of preferred stock. Consummation of this restructure plan would be contingent upon the Company obtaining significant long-term equity financing. The Company does not have any commitments for this financing, and there can be no assurance that it will be able to secure this financing on a timely basis or at all.

Results of Operations for the Three Months Ended December 31, 1998 Compared to the Three Months Ended December 31, 1997

     Gross sales during the three months ended December 31, 1998 (the "third quarter of fiscal 1999") decreased $1.2 million or 67% compared to the three months ended December 31, 1997 (the "third quarter of fiscal 1998"). This decline resulted primarily from decreased shipments to domestic Value Added Resellers ("VAR's") ($846,000), which the Company believes is attributable to the declining demand for remote control type remote access solutions, and a decrease in selling, advertising and marketing expenditures, including marketing support for VAR's, which began during fiscal 1998 due to the Company's severe cash flow constraints.

     In December 1997, the Company and its Singapore distributor, Macon Holding(S) Pte. Ltd. ("Macon") entered into an agreement whereby the Company agreed to permit Macon to return a majority of the equipment (approximately $2.7 million at sales price, approximately $1.8 million at cost) previously sold to Macon in the quarterly periods ended June 30, 1997 ($2.8 million) and September 30, 1997 ($.5 million) due to Macon's inability to pay for this equipment.
Macon has attributed its inability to pay for such requirement primarily to the Asian economic crisis during the later part of 1997 as well as less than anticipated market acceptance of the equipment. Of the amount returned by Macon, approximately $505,000 (approximately $328,000 at cost) was received by the Company during the quarter ended December 31, 1997 (of which $285,000 at sales price, approximately $185,000 at cost was accrued for as of September 30,
1997) and approximately $2.2 million (approximately $1.4 million at cost) was received during the quarter ended March 31, 1998 (of which approximately $2.1 million at sales price and approximately $1.3 million at cost was accrued for during the quarter ended December 31, 1997). The equipment received from Macon is a type that can be readily sold to other customers in the event the Company is able to secure additional orders for these products. Through December 31, 1998, approximately $1.2 million (approximately $761,000 at cost) of the equipment returned from Macon had been resold by the Company to other customers.

     The Company believes that sales may fluctuate on a quarterly basis as a result of a number of factors, including the status of world economic conditions, fluctuations in foreign currency exchange rates and the timing of system shipments (the current U.S. list price of the company's most powerful system, for example, exceeds $300,000; thus the acceleration or delay of a small number of shipments from one quarter to another can significantly affect the results of operations for the quarters involved). Orders and shipments during the first half of the March 31, 1999 fiscal quarter continue to be adversely impacted as a result of reduced expenditures for advertising and marketing programs and the postponement of hiring or replacement of certain sales personnel due to the Company's continuing and deepening cash flow constraints, and the Company's poor financial condition to the extent that it has caused certain customers to delay purchases from the Company or order from other suppliers. Additionally, as a result of the Company's poor financial condition, the Company may not be able to effect the timely procurement of manufacturing components and thus may need to extend the time normally required to ship finished goods and may not be able to meet delivery requirements of certain customers.

                                 CHATCOM, INC

     Cost of goods sold during the third quarter of fiscal 1999 was $575,000 or 97% of net sales compared to $328,000 during the third quarter of fiscal 1998. Cost of goods sold during the third quarter of fiscal 1998 was reduced by approximately $1.5 million as a result of the product returns associated with Macon. Without the returns from Macon, cost of sales would have been approximately 1.8 million or 100% of gross sales for the quarter ended December 31, 1997. Although the cost of certain components (i.e., microprocessors and random access memory components) during the third quarter of fiscal 1999 were somewhat lower than the comparable prior year quarter, the Company has not been able to achieve further reductions in component costs due to the lower quantities purchased during fiscal 1999 as a result of the decrease in sales described above. Furthermore, as a result of the Company's cash flow constraints, the Company has incurred and may continue to incur additional costs from vendors in order to expedite the procurement of components in order to satisfy delivery requirements of certain customers. The Company's gross margins are affected by several factors, including, among others, sales mix and distribution channels and, therefore, may vary in future periods from those experienced during the third quarter of fiscal 1999.

     Selling expenses decreased $576,000 or 75% in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998, primarily as a result of decreased salaries and related costs ($238,000) in all departments (selling, marketing and technical support) as a result of resignations (and the subsequent postponement of hiring replacement personnel due to cash flow constraints) and reductions-in-force effected by the Company since November 1997, as well as decreased advertising expenses ($73,000) and trade show expenses ($85,000) due to certain costs reductions implemented during the second quarter of fiscal 1998; decreased commissions ($32,000) as a result of significantly lower gross sales during the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998; and reduced travel costs ($52,000) associated with selling and equipment installation due to the lower sales and fewer personnel, as described above.

     General and administrative expenses decreased by $189,000 or 51%, to $183,000 during the third quarter of fiscal 1999 from $372,000 during the third quarter of fiscal 1998. The decrease in general and administrative expenses consisted primarily of lower legal fees ($118,000); decreased salaries and related costs ($85,000) as a result of fewer personnel; decreased directors fees ($30,000) as a result of fewer directors and the agreement of the Company's current directors to waive all respective fees and reduced recruiting expense ($40,000) as well as decreases in substantially all other general and administrative expenses. General and administrative expenses during third quarter of fiscal 1998 included a credit balance for bad debt expense of $257,000 which was the result of a $300,000 reduction in bad debt expense due to the Company's arrangement with Macon to receive back inventory (during the second fiscal quarter ended September 30, 1997, the Company established a $500,000 bad debt reserve as a result of Macon's payment delinquency). Bad debt expense during the third quarter of fiscal 1999 was a credit balance of $46,000 as a result of the Company lowering its allowance for bad debts due to collection of certain accounts which were previously reserved.

     Research and development expenses during the third quarter of fiscal 1999 decreased $178,000 or 40% compared to the third quarter of fiscal 1998. The decrease in the third quarter of fiscal 1999 was primarily attributable to lower payroll and related expenses ($100,000) and decreased use of consultants ($72,000) which were due to cost reductions implemented by the Company as a result of its poor financial condition and cash flow constraints.

     Net interest expense of $7,000 during the third quarter of fiscal 1999 was the result of borrowings in connection with a line of credit which was effected during September 1998. Net interest expense of $182,000 during the third quarter of fiscal 1998 was the result of the Company's acceptance for a charge of interest ($175,000) by Vermont Research Products, Inc. ("Vermont"), a major supplier of certain products which are resold by the Company, in anticipation of the Company entering into an agreement with Vermont whereby Vermont would convert a portion of the balance owed by the Company to preferred stock, as well as interest associated with $350,000, convertible subordinated notes issued by the Company during May 1997.

                                 CHATCOM, INC

Results of Operations for the Nine Months Ended December 31, 1998 Compared to the Nine Months Ended December 31, 1997

     Net sales during the nine months ended December 31, 1998 (the "first nine months of fiscal 1999") decreased $3.6 million or 59% compared to the nine months ended December 31, 1997 (the "first nine months of fiscal 1998"). The decline in net sales during the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998 resulted primarily from decreased shipments to both domestic VARs ($2.2 million) as domestic direct customers ($590,000) which the Company believes is attributable to the declining demand for remote control type remote access solutions, and a continued decrease in selling, advertising and marketing expenditures including marketing support for VAR's during fiscal 1999 due to the Company's cash flow constraints, and a decrease in net shipments to the Company's Singapore distributor ($575,000) as a result of the Asian economic crisis in the later half of 1997.

     Costs of goods sold were $2.2 million of 89% of net sales during the first nine months of fiscal 1999 compared to $4.5 million or 74% of net sales in the first nine months of fiscal 1998. The decrease in gross margin in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998 (11% vs 26%, respectively) was primarily the result of continued price discounting due to competition and continued fixed manufacturing overhead costs which did not decrease proportionately with the lower sales during the first nine months of fiscal 1999.

     Selling expenses decreased $2.0 million or 73% in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998, primarily as a result of decreased salaries and related costs ($732,000) in all departments (selling, marketing and technical support) as a result of resignations (and the subsequent postponement of hiring replacement personnel due to cash flow constraints) and reductions-in-force effected by the Company since November 1997, as well as decreased advertising expenses ($336,000) and trade show expenses ($222,000) due to certain costs reductions implemented during the seond quarter of fiscal 1998; decreased commission ($147,000) as a result of significantly lower sales during the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998; and reduced travel costs ($146,000) associated with selling and equipment installation due to the lower sales and fewer personnel, as described above.

     General and administrative expenses decreased by $891,000 or 46%, to $1,031,000 during the first nine months of fiscal 1999 from $1.9 million during the first nine months of fiscal 1998. The decrease in general and administrative expenses consisted primarily of a decrease in bad debt expense ($332,000) as the result of the establishment of a reserve related to Macon's balance owed to the Company at December 31, 1997 and the reduction to the allowance for bad debts during the third quarter of fiscal 1999 as a result of collection of certain accounts which were previously reserved; decreased salaries and related costs ($180,000) as a result of fewer personnel; decrease directors fees ($64,000) as a result of fewer directors during fiscal 1999 and the agreement of the Company's directors to waive all respective fees and lower investors relations expenses ($60,000). These decreases were partially offset by an accrual of a penalty ($121,000 during the first nine months of fiscal
1999) due to the delay in registering shares in connection with the Company's Series E Preferred Stock (which was primarily due to the Company's liquidity problems).

     Research and development expenses during the first nine months of fiscal 1999 decreased $854,000 or 53% compared to the first nine months of fiscal 1998. The decrease in the first nine months of fiscal 1999 was primarily attributable to lower payroll and related expenses ($288,000); decreased use of consultants ($294,000); and decreased expenditures for prototypes ($177,000); all of which were due to cost reductions implemented by the Company as a result of its poor financial condition and cash flow constraints.

                                 CHATCOM, INC

     Net interest expense of $77,000 during the first nine months of fiscal 1999 ($77,000) was primarily the result of interest in connection with a line of credit (which was effected during September 1998) and interest associated with convertible subordinated notes of $350,000 and $540,000 which were issued by the Company in May 1997 and December 1997, respectively, and canceled during August 1998 pursuant to a Purchase and Sale Agreement. Net interest expense of $190,000 during the first nine months of fiscal 1998 was primarily the result of the Company's acceptance for a charge of interest ($175,000) by Vermont Research Products, Inc. ("Vermont"), a major supplier of certain products which are resold by the Company, in anticipation of the Company entering into an agreement with Vermont whereby Vermont would convert a portion of the balance owed by the Company, and interest associated with convertible subordinated notes of $350,000 and $540,000 issued by the Company in May 1997 and December 1997, respectively.

Liquidity and Capital Resources
-------------------------------

     The Company recorded net losses of $7.8 million and $4.6 million during fiscal years ended March 31, 1998 and 1997, respectively, and recorded a net loss of $2.3 million during the first nine months of fiscal 1999. During the first nine months of fiscal 1999, cash decreased $224,000 primarily due to the negative cash flow from operations of $757,000. The negative cash flow from operations during the first nine months of fiscal 1999 was comprised primarily of the net loss ($2.3 million) and a decrease in accounts payable ($230,000). These decreases to cash flow were partially offset by a decrease in accounts receivable ($751,000) as a result of collections; a decrease in inventories ($751,000) due primarily to shipment of components returned from Macon; and by non cash charges primarily related to depreciation and amortization ($169,000) and inventory obsolescence ($160,000).

     Net cash provided by financing activities during the first nine months of fiscal 1999 ($533,000) was primarily result of the proceeds from High View Capital and the VRPI loans in connection with the sale of the Company's BrightStar technology in September 1998 (see below) and net borrowings under a line of credit ($189,000).

     On June 6, 1998, the Company received written notice from VRPI of VRPI's decision (which the Company did not agree to) to surrender its Series F & G Preferred Stock as a result of VRPI's contention that the Company failed to timely file a registration statement covering the underlying Common Shares. On June 11, 1998, the Company received a $100,000 loan from VRPI (the "VRPI Loan"). The VRPI Loan provided for interest at the rate of 15% per annum, was secured by the Company's foreign accounts receivable and was due on July 11, 1998. During the 30 day period ending July 11, 1998 (the "Study Period"), VRPI conducted an examination of the Company's technology and finances in order to determine if an investment in the Company was warranted. The VRPI Loan contained certain restrictions, including, among others, the use of the loan proceeds for only those expenses necessary to continue the Company's operations during the Study Period and the Company's agreement not to issue stock or incur debt, except for the Company's proposed line of credit (described above) with any party other than VRPI and those persons or entities who choose to participate with VRPI in connection with any further financing of the Company. VRPI had informed the Company that it had prepared, but not filed, a lawsuit against the Company and certain of its officers and directors and agreed not to file the complaint during the Study Period. On July 7, 1998, VRPI provided an additional $100,000 of financing to the Company.

                                 CHATCOM, INC

     On August 26, 1998, the Company entered into a Purchase and Sale Agreement (the "Sale Agreement") with VRPI and High View Capital ("HVC"). HVC (including certain of its affiliates) is the holder of the Company's Series D Convertible Preferred Stock and the Company's convertible subordinated debt in the aggregate principal amount of $890,000. The Sale Agreement provides for the sale by the Company of its recently announced BrightStar product technology (the "New Product") to VRPI and HVC (collectively, the "Purchasers") in exchange for $400,000 in cash ($200,000 of which was advanced to the Company by VRPI through July 7, 1998 and the remaining $200,000 was received by the Company on September 2, 1998), the cancellation of all outstanding loans and convertible notes made to the Company by the Purchasers or their affiliates including accrued interest (approximately $966,000 at August 26, 1998), the cancellation of all trade debt owing by the Company to the Purchasers (approximately $391,000 at August 26, 1998), the return of certain equipment by the Company to VRPI in the amount of approximately $289,000, the cancellation of all shares of preferred stock (and accrued dividends thereon) owned by the Purchasers or any of their affiliates (approximately $4.0 million in stated value at August 26, 1998) and the cancellation of all warrants held by the Purchasers or their affiliates to purchase share of the Company's Common Stock (835,000 shares). The Sale Agreement included certain other conditions, which included the Company's receipt of a minimum of $300,000 from ALCO under a line of credit (which was effected on August 31, 1998) and the execution of a license agreement under which the Purchasers would grant the Company an exclusive license to the New Product (the "License Agreement"). The License Agreement provides for royalty payments to be made by the Company to the Purchasers in the amount of 5% of the sale price of New Products sold by the Company. In the event of any sale or merger the Company or the licensing by the Company of the New Product to a third party, the Company may elect to buy-back the New Product from the Purchasers for $1, provided the sale or merger or licensing arrangement generates at least $8 million in aggregate proceeds to the Company. In such an event, the Company would be required to distribute the proceeds from such a transaction on the following incremental basis: up to $1 million, 75% to Purchasers, 25% to the Company; $1,000,000 to $5,999,999, 48.5% to Purchasers, 51.5% to the Company;
$6,000,000 to $7,999,999, 68% to Purchasers, 32% to the Company; $8,000,000 to
$9,999,999, 60% to Purchasers, 40% to the Company; $10,000,000 to $12,999,999,
21% to Purchasers, 79% to the Company; $13,000,000 to $16,000,000, 7.5% to
Purchasers, 92.5% to the Company; over $16,000,000, 100% to the Company. In the event the Company enters into a sale, merger or licensing agreement that generates less than $8 million in aggregate proceeds to the Company, the license granted to the Company under the License Agreement would convert to a non-exclusive license. The Purchasers have the right to rescind the Sale Agreement and License Agreement for a period of one year (until August 31, 1999).

     On August 31, 1998, the Company entered into a line of credit agreement with ALCO Financial Services, Inc. ("ALCO") (the "Credit Facility"). Under the terms of the Credit Facility, which remains in effect through August 31, 1999, the Company can borrow from ALCO up to $300,000 based on eligible accounts receivable and inventory, at prime plus seven percent. The Credit Facility granted ALCO a blanket lien on all assets of the Company and includes certain financial covenants limiting mergers, acquisitions, recapitalizations, dividends, loans to others, hypothecation of assets or corporate guarantees. The Credit Facility was conditional upon the Company's receipt of a cash infusion of $200,000 from High View Capital (which was received by the Company during September 1998) prior to effecting the line of credit. Since the inception of the agreement through December 31, 1998, the Company borrowed a total of $333,000 and repaid a total of $144,000. As of December 31, 1998, outstanding borrowings under the Credit Facility totaled $189,000, and the Company was in compliance with all required covenants.

     As a result of the Company's continuing liquidity problems, the Company has been sued for non-payment by several suppliers of products and services.
Several other vendors have forwarded their accounts with the Company to collection agencies. The Company has settled certain of these complaints whereby the vendors agreed to accept a substantial discount from the balance owed of at least 40%, allow the Company a payment moratorium (typically two months), and to accept payment of the restated debt over an extended period of time. The Company also entered into agreements with several creditors (who had not sued the Company) which provided for discounts equal to at least 40% of the original debt with payments of the restated debt extended over several months. At present, the Company is in default on most of the agreements described above.

                                 CHATCOM, INC

     In September of 1998, a meeting of the Company's creditors was held at Credit Managers Association of California ("CMAC"). As an inducement for creditors to enter into a moratorium and to discourage present and future creditors from attempting to execute on the Company's assets, the Company pledged substantially all of its assets to CMAC in its capacity as agent for the creditors of the Company. An unofficial committee of creditors has been formed to monitor the Company's operations and review its business plan. Creditors are being requested to forbear from seeking payment on all past due obligations through February 1999, while efforts are undertaken to explore alternative measures by which the Company can seek to realize moneys or other consideration for its creditors and stockholders, and the creditors committee has agreed to the Company's proposed restructure plan described above. However, no binding moratorium agreement is currently in place, and it is possible that one or more creditors will not honor this forbearance request or agree to the proposed restructure plan. Absent continuing creditor cooperation, the Company will be forced to seek relief in the bankruptcy courts.

     During August 1998, the Company's Common Stock was delisted from the Nasdaq SmallCap Market ("Nasdaq") as a result of the Company's inability to sustain the listing requirements of Nasdaq. As a result of being delisted from Nasdaq, the Company's Common Stock currently trades on the OTC Bulletin Board. Lack of an established trading market for the Company's Common Stock such as Nasdaq may limit the ability of the Company's shareholders to dispose of their shares, and may negatively affect the prevailing price of the Common Stock, and may adversely impact the Company's ability to arrange future financing.

     On January 25, 1999 the Company entered into a lease agreement with Pacific Gulf Properties Inc., for the lease of office and manufacturing space at 9420 Lurline Avenue, Unit D, Chatsworth, California, 91311 and which comprises approximately 8,925 square feet of office and manufacturing space. This facility was leased for a two (2) year term commencing on March 1, 1999 and expires on February 28, 2001 and includes minimum monthly payments of $5,622.75 during the term of the lease. The Company anticipates that it will occupy this facility beginning March 1, 1999. This facility replaces the Company's present facility on Topanga Canyon Boulevard in Chatsworth, California (approximately 25,000 square feet), which lease expires on February 28, 1999.

                                 CHATCOM, INC

Year 2000
---------

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on preliminary information, costs of addressing potential problems are currently not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company's internal accounting and other information and certain non-information systems will need to be upgraded. The total hardware and software costs of such upgrade are not expected to exceed $25,000 and are not expected to entail any significant technical or timing difficulties. The Company plans to make the foregoing upgrade during 1999. Should the Company, however, fail to make the necessary upgrade, it would be forced to replace its current systems with manual systems in the year 2000. The use of manual systems could result in certain billing or shipping delays, but the Company does not believe these delays, if any, would have a material adverse effect on the Company. The Company's server products incorporate chips of other manufacturers that must be year 2000 compliant. In August 1997 the Company commenced contacting its existing customers to alert them to the need to replace certain of the chips in the Companies product that are not year 2000 compliant. The cost to the customer for upgrading these chips is relatively low and the Company does not anticipate that its own costs in connection with this upgrade process will be material.

PART II       OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a. Exhibits. The following exhibits are filed with this Form 10-QSB or are incorporated by reference to the document described:

              10.1 Lease Agreement between Chatcom, Inc., and Pacific Gulf Properties Inc.

              27         Financial Data Schedule.

         b.   Reports on Form 8-K.

              None

              No other information is required to be filed under Part II of this Form 10-QSB.

                                 CHATCOM, INC


                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHATCOM, INC.
                                            a California Corporation



Date:  February 22, 1999                by: /s/ E. Carey Walters
                                            --------------------
                                            E. Carey Walters, President,
                                            Chief Executive Officer

Date:  February 22, 1999                by: /s/ Dianna Saltmarch
                                            --------------------
                                            Dianna Saltmarch, Principal
                                            Accounting Officer