Form 10KSB/A
period 1998-03-31
CHATCOM INC
filed 1999-03-19
CIK 771642

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                  -----------
                                  FORM 10-KSB

                                AMENDMENT NO. 3

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

                                            CHATCOM, INC.
                                            a California corporation


Dated:  March 19, 1999                      By:  /s/ E. Carey Walters
                                                 -----------------------------
                                                 E. Carey Walters, President and
                                                 Chief Executive Officer

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

                                               Fiscal Year 1998                     Fiscal Year 1997
                                      --------------------------------     -------------------------------
           Quarter                       High Bid           Low Bid           High Bid          Low Bid
           -------                    --------------     -------------     --------------     ------------
           First Quarter                   $2.81             $1.63              $4.44            $1.75

           Second Quarter                  $1.75             $1.13              $3.13            $1.63

           Third Quarter                   $2.03             $0.16              $3.22            $2.25

           Fourth Quarter                  $0.94             $0.34              $3.56            $2.38

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

     As of March 31, 1998, the Company had negative working capital of $1.3 million, as compared to working capital of $3.2 million as of March 31, 1997. The Company is taking significant steps to reduce its monthly overhead costs which the Company believes will be sufficient, in conjunction with the proposed financing described below, to enable the Company to continue its operations through at least March 31, 1999. These steps have included (a) recent work force reduction from 80 to 42 employees, with additional employee reductions contemplated, (b) a reduction in the use of consultants, (c) substantial reductions in travel and entertainment expenses, (d) reductions in selling costs, including revamping of sales overrides and commissions and closures of all satellite offices (except for Canada). The Company will continue to sell its existing product line, while the Company completes the development (scheduled for the second half of the current fiscal year) of BrighStar. The Company believes that its BrightStar product has significant sales potential in the telephony and supercomputer areas. To the extent required to meet its liquidity needs, the Company may consider the sale or licensing of this product line either prior or subsequent to completion of its development. There can be no assurance, however, that the Company will be able to sufficiently reduce its monthly overhead costs and to generate additional funding through its BrightStar product or by obtaining other sufficient financing so that the Company can avoid being forced to significantly reduce or suspend its operations or seek protection under bankruptcy laws in the immediate future.

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

     The Company has incurred operating losses in each of its last three fiscal years, and has experienced operating losses for the past six consecutive fiscal quarters and is continuing to incur operating losses subsequent to March 31, 1998. Any increase in the outstanding number of shares of the Common Stock or other securities convertible or exercisable for Common Stock may have an adverse effect on the market price of the Common Stock and may hinder efforts to arrange future financing. Even if the Company successfully completes any debt or equity financings it is currently attempting to consummate, if the Company continues to experience operating losses in the future that result in a significant utilization of its liquid resources, the Company's liquidity and its ability over the long-term to continue operations could be materially adversely affected. In the event the Company is unable to obtain additional financing to sustain its operations it will pursue a sale or merger of the Company, although the Company has not had any substantive merger discussions with any third parties and there can be no assurance that the Company would be able to enter into any such discussions or consummate any such transactions.

     The Company had no material commitments for capital expenditures as of March 31, 1998.

     Year 2000
     ---------

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculation or system failures. Based on preliminary information, costs of addressing potential problems are currently not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company's internal accounting and other information and certain non-information systems will need to be upgraded. The total hardware and software costs of such upgrade are not expected to exceed $25,000 and are not expected to entail any significant technical or timing difficulties. The Company plans to make the foregoing upgrade during 1999. Should the Company, however, fail to make the necessary upgrade, it would be forced to replace its current systems with manual systems in the year 2000. The use of manual systems could result in certain billing or shipping delays, but the Company does not believe that these delays, if any, would have a material adverse effect on the Company. The Company's server products incorporate chips of other manufacturers that must be year 2000 compliant. In August 1997 the Company commenced contacting its existing customers to alert them to the need to replace certain of the chips in the Companies produce that are not year 2000 compliant. The cost to the customer for upgrading these chips is relatively low and the Company does not anticipate that its own costs in connection with this upgrade process will be material.

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

     The Company must provide additional liquidity to support its current level of operations or any significant future increase in revenues and is actively seeking additional financing to meet its immediate needs as well as its anticipated requirements for the balance of the fiscal year ending March 31, 1999. The Company, which currently does not have any bank debt, has received a conditional commitment for a credit line (maximum of $750,000) and is in the process of reviewing documentation for such a credit line. On June 11, 1998, the Company received $100,000 from its largest creditor (the "Creditor") in exchange for issuing a 30 day promissory note. The note agreement contains numerous conditions and restrictions including, among others, the prior approval of the Creditor of any debt or equity financing. The Company is continuing to discuss equity investments with several potential sources, but has not received a firm commitment for any equity financing, and there can be no assurance that it will be able to consummate such transactions in the future. If the Company does not reduce its burn rate and generate additional funding through its BrightStar product line or by raising other sufficient financing to meet its short term needs, the Company will more than likely be unable to continue its operations. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. In the event the Company is unable to obtain additional financing to sustain its operations it will pursue a sale or merger of the Company, although the Company has not had any substantive merger discussions with any third parties and there can be no assurance that the Company would be able to enter into any such discussions or consummate any such transactions.

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

Research and Development  - All research and development costs are expensed as
------------------------
incurred.

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

     On September 11, 1997, the Company, together with a majority of its Board of Directors, were sued by The High View Fund and The High View Fund, L.P. (collectively, "High View"), holders of 2,496 shares of the Company's Series D Preferred Stock and lenders of a $350,000 convertible subordinated loan made to the Company in May 1997 (the "$350,000 Loan). The lawsuits, filed in U.S. Federal District Court, Southern District of New York and in the State Court of New York, sought damages from the defendants for alleged wrongful actions relating to securities fraud and not informing High View regarding the extent of the Company's financial problems.

     On September 25, 1997, the parties entered into settlement agreements (comprised principally of a Stock Exchange Agreement, Registration Rights and Look-up Agreement and Warrant Agreements; collectively, the "Settlement Agreements") related to both cases whereby High View agreed to exchange their 2,496 shares of Series D Preferred Stock (representing the entire Series D Preferred Stock issued by the Company) for a total of 2,000,000 shares of the Company's Common Stock and to convert the $350,000 Loan, plus $15,173 of accrued interest thereon, into 292,138 shares of the Company's Common Stock (the "Exchange Transaction"). The Exchange Transaction also included the exchange of High View's warrants to purchase 400,000 shares of Common Stock, exercisable at $3,125 per share (the "Old Warrants"), issued to High View in connection with the issuance of the Series D Preferred Stock in exchange for warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $1.75 per share. The Settlement Agreements also required the Company to reimburse High View in the amount of $15,000 for legal expenses incurred in connection with the settlement.

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

     In addition, pursuant to the New Agreement, the High View Group made additional loans to the Company in the amount of $540,000 (the "Additional Loans") to help the Company meet its working capital shortfall. The Additional Loans are evidenced by 9.5% convertible subordinated notes in the aggregate principal amount of $540,000 (the "Additional Notes"). In connection with the issuance of the Additional Notes, the Company also issued to the High View Group warrants to purchase an aggregate of 150,000 shares of Common Stock (the "Additional Warrants"). The Additional Notes mature on January 1, 1999 and bear interest on the outstanding principal amount at the rate of 9.5% per annum, payable semiannually in cash or shares of Common Stock at the election of the Company. The Additional Notes are convertible into shares of Common Stock, at the election of the holder, at a conversion price equal to the greater of (i) $0.35 or (ii) 75% of the average market price of the Common Stock during the ten trading days preceding the conversion date, subject to a maximum conversion price of $0.95. Payment of the Additional Notes is subordinated to the he prior payment of indebtedness the Company may from time to time owe to any bank or other financial institution (but excluding trade creditors). The Additional Warrants expire on December 13, 2001 and have an exercise price of $0.375 per share. Pursuant to the New Agreement, the $350,000 Loan was evidenced by convertible subordinated notes having terms substantially the same as the terms of the Additional Notes. The Company has agreed to register the shares of Common Stock issuable upon conversion of the Additional Loans, the $350,000 Loan, and upon exercise of the Additional Warrants. Under the terms of the New Agreement, High View released the Company and its officers and directors from any claims that they might have arisen from the Exchange Transaction contemplated by the Settlement Agreements. The New Agreement also required the Company to reimburse High View in the amount of $40,000 for legal expenses incurred in connection with the settlement.

11. SERIES E CONVERTIBLE REDEEMABLE PREFERRED STOCK

On September 26, 1997 the Company entered into Stock Purchase Agreements (the "Agreements") whereby the Company agreed to sell to two accredited investors up to 1,700 shares of Series E Convertible Redeemable Preferred Stock, $1,000 stated value per share (the "Series E Preferred Stock"), and warrants to purchase 432,727 shares of Common Stock at a price of $1.25 per share (the "Series E Warrants"). Pursuant to the Agreements, a total of 1,100 shares of Series E Preferred Stock and 254,545 of the Series E Warrants were sold by the Company on September 26, 1997 for gross proceeds of $1,100,000. The sale of the Series E Preferred Stock and the Series E Warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder. The Company received various representations and warranties from the investors, including a representation that the investors are "accredited investors" within the meaning of Regulation
D. Offering costs of $163,000, consisting primarily of cash finders' fees and legal fees, were incurred by the Company. Dividends on the Series E Preferred Stock are payable in cash or Common Stock, at the option of the Company, at a rate of 8% per annum. The sale of the additional 600 shares of Series E Preferred Stock and 178,182 Series E Warrants ($600,000 of gross offering proceeds) is scheduled to occur within five days following the Company's satisfaction of certain conditions which include, among others, a registration statement covering the sale of the shares issuable upon conversion of the Series E Preferred Stock and upon the exercise of the Series E Warrants is declared effective; the market price of the Company's Common Stock for the ten trading days preceding the additional closing date exceeds $1.00 per share; and the funding from a strategic investor of at least $1,000,000 from the sale of equity securities of the Company. One-half of the Series E Preferred Stock is convertible at the election of the holder into shares of the Company's Common Stock commencing on the 51st day after the closing date and all of the Series E Preferred Stock is convertible commencing on the 91st day after such closing date. The conversion value to determine the number of shares of Common Stock into which the Series E Preferred Stock is convertible is the lesser of $1.375 or 75% of the average of the closing bid prices of the Common Stock during the five trading days immediately preceding the conversion date. The Series E Warrants are exercisable for five years commencing January 1, 1998. The Company has agreed to register the shares issuable upon the conversion of the Series E Preferred Stock and upon the exercise of the Series E Warrants. The Registration Rights Agreement provides that in the event the registration statement is not declared effective on or before December 25, 1997, the Company shall pay the investors, on January 24, 1998 and on each successive date which is 30 days after the previous payment date (pro rated for partial periods) until such registration statement is declared effective, payments in the amount of 3% of the purchase price of outstanding Series E Preferred Stock ($1,100,000), in cash or shares of the Company's Common Stock at the election of the investor. As of March 31, 1998, such registration statement has not yet been filed, and the Company owed such investors payments in the amount of $105,600.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Directors, executive officers and greater than 10 percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to the Company, the Company believes that during the fiscal year ended March 31, 1998, its directors, executive officers and 10 percent shareholders complied with all filing requirements under Section 16(a) of the Exchange Act, with the exception of the following: except that Mr. Walters was late in reporting his initial statement of beneficial ownership upon being appointed as an officer; Mr. Lubash has not filed eight required Form 4s to report nine sales of the Company's securities or a Form 5 to report such sales; Mr. Lazik has not filed a Form 4 or a Form 5 to report one sale of the Company's securities; Messrs. Grady, Spievak, Picheny, Lazik, Almquist, Edwards, Gordon and Sayer have not filed a form 4 or Form 5 one to report one grant of options to them by the Company; and Mr. Spievak has not filed two Form 4s or a Form 5 to report two grants of options made to him by the Company.