Form 10-K
period 2008-12-31
SOUTHERN ENERGY COMPANY, INC.
filed 2009-03-16
CIK 771642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                        Commission file number 000-20462


                          Southern Energy Company, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                95-3746596
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                          100 W. Liberty St. 10th Floor
                               Reno, Nevada 89505
               (Address of Principal Executive Offices & Zip Code)

                                 1-800-628-5764
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 9, 2009, the registrant had 70,376,485 shares of common stock issued and outstanding.

                          SOUTHERN ENERGY COMPANY, INC
                                TABLE OF CONTENTS

Item 1.   Business...........................................................  3

Item 1A.  Risk Factors.......................................................  6

Item 2.   Properties.........................................................  8

Item 3.   Legal Proceedings..................................................  8

Item 4.   Submission of Matters to a Vote of Security Holders................  8

Item 5.   Market for Common Equity and Related Stockholder Matters...........  9

Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................  9

Item 8.   Financial Statements............................................... 11

Item 9.   Changes in and Disagreements with Accountants on
           Financial Disclosure.............................................. 21

Item 9A.  Controls and Procedures............................................ 21

Item 10.  Directors, Executive Officers and Control Persons.................. 23

Item 11.  Executive Compensation............................................. 24

Item 12.  Security Ownership of Certain Beneficial Owners and Management..... 25

Item 13.  Certain Relationships and Related Transactions..................... 25

Item 14.  Principal Accounting Fees and Services............................. 25

Item 15.  Exhibits........................................................... 26

Signatures................................................................... 26

                                     PART I

ITEM 1. BUSINESS

SUMMARY

Southern Energy Company Inc. was incorporated in the state of California as Astro Systems and Engineering, Inc. on March 22, 1982. On May 28 1985, the company changed its name to Astro Sciences Corporation. On February 8 1996, the company changed its name to Chatcom, Inc. In September 1999 the company filed petition under Chapter XI of the Federal Bankruptcy Code. On August 15, 2007 the company changed its name to Southern Energy Company Inc. On December 13, 2007 the company re-domiciled to the state of Nevada.

The company is in the business of finding and developing coal and other mineral properties in North and South America.

The company has recently entered into an agreement to acquire a Coal Concession located in Lota Bay, Chile. This acquisition agreement is scheduled to close on or before March 31, 2009 for a total value of $8,000,000 comprising of cash and shares.

We have not earned any revenues to date. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

LOTA BAY, CHILE, COAL RECOVERY PROJECT

The company has entered into an agreement to acquire a coal concession located in Lota Bay, Chile. This acquisition agreement is scheduled to close on or before March 31, 2009 for a total value of $8,000,000 comprising of cash and shares.

Lota was a major coal-mining centre in southern Chile, on the Golfo (gulf) de Arauco. Although Lota was founded in 1662, sustained development of coal mining did not begin until 1852, when the industrial Matias Cousino started a coal-mining enterprise. Completion of a railway from Concepcion, 32 km north, in 1888 stimulated growth. In the 1990's Lota's coal resources became exhausted and cheaper Colombian coal began to compete in the market causing the coal mines to close after 145 years of continuous operations.

Over the 145 year span of Lota coal mines operation, coal was dumped or spilled into the harbour. Most of the spilled coal resulted from primitive shipping and conveying practices that where used over the last 145 years.

In March 2006 a drilling test was performed in this area. The net results of these tests show 275,000 proven tones of recoverable bituminous thermal coal in the harbor with probable reserves of 90,000 tonnes. The coal within the boundaries of the concession is a layer averaging 2.26 meters in thickness in 10 meters of water with 1.7 meters of overburden.

Mrs. Latapiat acquired the rights to remove the Lota coal through a MINOR MARITIME CONCESSION ON A SECTION OF THE SEA FLOOR from the Chilean Governmant on August 20, 2008. Southern Energy Company Inc. has an agreement with Mrs. Latapiat to acquire her right to remove and sell the Lota coal.

The operational plan is to dredge up the coal and process it in an adjacent industrial site. Lota has grid power, water, sewage, road and rail access. The coal will be marketed to nearby coal burning thermal electric generating plants which currently have to import to meet the growing electrical demands. The projected economics is based on a coal price of $90 per tonne. At a medium price of $90 per tonne the estimated fair value of the project is $17 million.

DRILLING RESULTS

The sea bed of the concession lies in 10 to 11 meters of water. In March of 2006, a drilling test was carried out on the designated are of the coal concession. The sea floor in the concession region was drilled at 10 locations and the thickness of the coal located was up to 3 meters and the average thickness of the coal where intersected was 2.26 meters. The layer of coal was found to be covered with about 1 to 2 1/2 meters of overburden. The drill test results are summarized in the following table.

SUMMARY TABLE OF COAL THICKNESS

       Test          Depth (m)     Overburden (m)     Coal Thickness (m)
       ----          ---------     --------------     ------------------

        1              11.40            0.71                 1.72
        2              10.30            2.58                 1.29
        3               9.97            1.29                 2.89
        4              10.71            1.18                 2.66
        5              10.24            1.48                 2.93
        6              10.86            1.85                 0.00
        7              10.57            2.05                 0.00
        8              10.61            2.14                 1.99
        9              10.78            2.03                 0.00
        10             10.42            1.89                 2.33
        Average        10.59            1.72                 2.26

Based on the result of the drill tests, the computed concession contains 625,000 tonnes of coal. The company has used a calculated recoverable reserve of 275,000 tonnes. By extending boundries past the drill holes, we estimate the probable reserve to be 90,000 tonnes. The extracted coal was tested at the University of Conception in January of 2001. The coal was classified as good quality thermal bituminous coal with low ash, low sulphur and rates at 6,000 kcal/kg.

ENGINEERING PROCESS

The dredging operation will be achieved in a series of stages. The first operation will strip off the overburden in a predetermined section and the waste material will be deposited as per an agreement with the Chilean Government. The coal layer will be then dredged from the section and coal will be barraged or pumped to the existing dock and stockpiled to permit the excess moisture to drain.

The dredging operation can take place most of the year. The prevailing winds are South/South East which will largely limit wind generated wave action and will extend the term in which the dredging procedure can take place.

FINANCIAL

The project has had sufficient engineering work to substantiate that the coal resource is on the concession granted by the government. Dredging contractors have been approached to determine costs. The budget amounts are outlined below.

        Estimated Capital Equipment and Startup Costs          $300,000
        Estimated Tonnage of Coal                               275,000
        Optimum Monthly Tonnage Recovered                        40,000
        Start up Period in months                                     6
        Average production for 6 months period                   20,000
        Average Sales Prices per Tonne FOB plant               $     70
        Average Cost/Tonne to dredge coal                      $     15
        Average Cost/Tonne to clean coal                       $      8
        Average Overhead Cost/Tonne                            $      3
        Depreciation of equipment in years                            2
        Average Tax rate                                             30%

Based on these assumptions a sensitivity analysis was performed using coal prices of $70, $90 and $110 per tonne. The estimated fair value at these prices are $12.6 million, $17.0 million, and $20.8 million respectively.

COMPETITION

We are an exploration stage company. We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to our claim. Readily available commodities markets exist around the world for the sale of minerals. Therefore, we will likely be able to sell all the coal that we are able to recover.

We compete with other mineral resource exploration and development companies for financing and for the acquisition of new properties. Many of the resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our properties.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the country of Chile as well as the need to comply with all regulations, rules and corporate directives in the state of Nevada, the state wherein our company is domiciled.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our product or services.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY AND WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated in March 1982 and to date have recently been involved in the organizational activities, and acquisition of coal claims. We have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if production of minerals from the claims is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE YET TO EARN REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE ADDITIONAL FINANCING TO COMPLETE THE FINAL PHASE OF OUR EXPLORATION PROGRAM IF WARRANTED. AS A RESULT, OUR ACCOUNTANT BELIEVES THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $735,498 for the period from the date of reinstatement on October 1, 1999 to December 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Moore and Associates, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

You should be aware of the difficulties normally encountered by mineral companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. If the results of our development program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims. Our ability to acquire additional claims will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXTRACTING, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The extracting of minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned program and/or obtain additional financing to fund our program.

AS WE UNDERTAKE DEVELOPMENT OF OUR CLAIMS, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR PROGRAM.

There are several governmental regulations that materially restrict our mineral extraction program. We will be subject to the laws of the Country of Chile as we carry out our program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the area in order to comply with these laws. The cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

     (a)  Water discharge will have to meet drinking water standards;
     (b)  Dust generation will have to be minimal or otherwise re-mediated;
     (c) Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
     (d) An assessment of all material to be left on the surface will need to be environmentally benign;
     (e)  Ground water will have to be monitored for any potential contaminants;
     (f) The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and
     (g) There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

IF ACCESS TO OUR MINERAL PROPERTIES IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN ANY FUTURE MINING EFFORTS.

It is possible that adverse weather could cause accessibility to our properties difficult and this would delay in our timetables.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

Our success will be dependent on the growth of demand for ores. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Mr. Ricardo G. Munoz, our officer and director, currently devotes approximately 20 hours per week providing services to the company. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property. The company has entered into an agreement to acquire a coal concession located in Lota Bay, Chile.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO PUBLIC MARKET FOR COMMON STOCK

Our common stock is listed for trading under the symbol "SOCI".

As of the date of this report we have 270 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are an exploration stage company and have not yet generated or realized any revenues.

RESULTS OF OPERATIONS

We are still in the exploration stage and have not generated any revenues to date.

We incurred operating expenses of $735,498 from date of reinstatement to the year ended December 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and for the year ended December 31, 2008. Our net loss for the year ending December 31, 2008 was $112,968.
Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point. We are still in our exploration stage and have generated no revenues to date.

The following table provides selected financial data about our company for the years ended December 31, 2008 and 2007.

          Balance Sheet Data:           12/31/08            12/31/07
          -------------------           --------            --------

          Cash                          $      13           $       0
          Total assets                  $      13           $       0
          Total liabilities             $ 533,311           $ 420,530
          Shareholders' equity          $(533,298)          $(420,530)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2008 was $13 with outstanding liabilities of $533,311. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are an exploration stage company and have generated no revenue to date.

PLAN OF OPERATION

Our cash balance is $13 as of December 31, 2008. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are an exploration stage company and have generated no revenue to date.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that stage.

Our plan of operation is to complete the acquisition of the Lota Bay coal concession in Chile. We also plan to evaluate and acquire other similar properties provided our assessment determines that the properties have mineral reserves capable of commercial extraction.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8.  FINANCIAL STATEMENTS


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Southern Energy Company, Inc
(A Exploration Stage Company)

We have audited the accompanying balance sheets of Southern Energy Company, Inc (A Exploration Stage Company) as of December 31, 2008, 2007 and 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2008, 2007 and 2006 and since reentry into Exploration Stage on October 1, 1999 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Energy Company, Inc (A Exploration Stage Company) as of December 31, 2008, 2007, and 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2008, 2007 and 2006 and since reentry into Exploration Stage on October 1, 1999 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $735,498, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
----------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
March 12, 2009

 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

                          SOUTHERN ENERGY COMPANY INC.
                         (An exploration stage company)
                                  Balance Sheet

                                                             December 31,        December 31,        December 31,
                                                                2008                2007                2006
                                                              ---------           ---------           ---------
ASSETS

Current Assets
  Cash                                                        $      13           $       0           $       0
                                                              ---------           ---------           ---------
Total Current Assets                                                 13                   0                   0

Fixed Assets                                                          0                   0                   0
                                                              ---------           ---------           ---------
Total Fixed Assets                                                    0                   0                   0
                                                              ---------           ---------           ---------

      Total Assets                                            $      13           $       0           $       0
                                                              =========           =========           =========

LIABILITIES

Current Liabilities
  Accounts Payable                                            $  85,867           $     439           $       0
  Shareholders Loan                                              49,644              22,091                   0
                                                              ---------           ---------           ---------
Total Current Liabilities                                       135,511              22,530                   0

Long term Liabilities                                           397,800             398,000             600,000
                                                              ---------           ---------           ---------
Total Long Term Liabilities                                     397,800             398,000             600,000
                                                              ---------           ---------           ---------

      Total Liabilities                                       $ 533,311           $ 420,530           $ 600,000
                                                              =========           =========           =========

EQUITY
  75,000,000 Shares Common Authorized, 50,453,985 Shares
   Issued 12/31/08, 50,200,000 shares issued 12/31/07 and
   53,985 shares issued 12/31/06 @ $0.001 Per Share           $  50,400           $  50,200           $       0
  Additional Paid-in Capital                                    151,800             151,800                   0
  Retained Earnings (Loss)                                     (735,498)           (622,530)           (600,000)
                                                              ---------           ---------           ---------
Total Stockholders Equity                                      (533,298)           (420,530)           (600,000)
                                                              ---------           ---------           ---------

      TOTAL LIABILITIES AND SHAREHOLDERS EQUITY               $      13           $       0           $       0
                                                              =========           =========           =========


   The accompanying notes are an integral part of these financial statements.

                          SOUTHERN ENERGY COMPANY INC.
                         (An exploration stage company)
                                Income Statement

                                                                                            From date of
                                                                                           reinstatement
                                     For the Year       For the Year      For the Year    (October 1, 1999)
                                         Ended             Ended             Ended           through to
                                      December 31,      December 31,      December 31,      December 31,
                                         2008              2007              2006              2008
                                      -----------       -----------       -----------       -----------
Revenue                               $        --       $        --       $        --       $        --
                                      -----------       -----------       -----------       -----------
Expenses
  Professional Fees                       112,638             7,439                --           720,077
  General Expenses                            330            15,091                --            15,421
                                      -----------       -----------       -----------       -----------
Total Expenses                            112,968            22,530                --           735,498
                                      -----------       -----------       -----------       -----------

Net Income (Loss)                     $  (112,968)      $   (22,530)      $        --       $  (735,498)
                                      ===========       ===========       ===========       ===========

Basic & Diluted (Loss) per Share           (0.002)           (0.013)          (0.0000)
                                      ===========       ===========       ===========


Weighted Average Number of Shares      50,341,382         1,704,396            53,985
                                      ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                          SOUTHERN ENERGY COMPANY INC.
                         (An exploration stage company)
                             Statement of Cash Flows

                                                                                                              From date of
                                                                                                              reinstatement
                                                          For the Year      For the Year     For the Year   (October 1, 1999)
                                                              Ended            Ended            Ended           through to
                                                           December 31,     December 31,     December 31,      December 31,
                                                              2008             2007             2006              2008
                                                           ----------       ----------       ----------        ----------
OPERATING ACTIVITIES
  Net income (loss)                                        $ (112,968)      $  (22,530)      $       --        $ (735,498)
  Accounts payable                                             85,428              439               --            85,867
                                                           ----------       ----------       ----------        ----------
NET CASH USED IN OPERATING ACTIVITIES                         (27,540)         (22,091)              --          (649,631)

INVESTING ACTIVITIES
  Purchase of mineral claim                                        --               --               --                --
                                                           ----------       ----------       ----------        ----------
NET CASH USED IN INVESTING ACTIVITIES                      $       --       $       --       $       --        $       --

FINANCING ACTIVITIES
  Common shares issued at founders @ $0.001 per share             200           50,200               --            50,500
  Additional paid-in capital                                       --          151,800               --           151,800
  Longterm Loan                                                  (200)        (202,000)              --           397,800
  Shareholders Loan                                            27,553           22,091               --            49,644
                                                           ----------       ----------       ----------        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  $   27,553       $   22,091       $       --        $  649,744

Cash at beginning of period                                $       --       $       --       $       --        $       --
                                                           ----------       ----------       ----------        ----------
Cash at end of period                                      $       13       $       --       $       --        $       13
                                                           ==========       ==========       ==========        ==========

Cash Paid For:
  Interest                                                 $       --       $       --       $       --        $       --
                                                           ==========       ==========       ==========        ==========
  Income Tax                                               $       --       $       --       $       --        $       --
                                                           ==========       ==========       ==========        ==========

NON-CASH ACTIVITIES
  Shares issued in Lieu of Payment for Service             $       --       $   30,000       $       --        $   30,000
                                                           ==========       ==========       ==========        ==========
  Stock issued for accounts payable                        $       --       $       --       $       --        $       --
                                                           ==========       ==========       ==========        ==========
  Stock issued for notes payable and interest              $       --       $       --       $       --        $       --
                                                           ==========       ==========       ==========        ==========
  Stock issued for convertible debentures and interest     $      200       $  202,000       $       --        $  202,200
                                                           ==========       ==========       ==========        ==========
  Convertible debentures issued for services               $       --       $       --       $       --        $       --
                                                           ==========       ==========       ==========        ==========
  Warrants issued                                          $       --       $       --       $       --        $       --
                                                           ==========       ==========       ==========        ==========
  Stock issued for penalty on default of convertible
   debentures                                              $       --       $       --       $       --        $       --
                                                           ==========       ==========       ==========        ==========
  Note payable issued for finance charges                  $       --       $       --       $       --        $       --
                                                           ==========       ==========       ==========        ==========
  Forgiveness of note payable and accrued interest         $       --       $       --       $       --        $       --
                                                           ==========       ==========       ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                          SOUTHERN ENERGY COMPANY INC.
                         (An exploration stage company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
        From date of reinstatement (October 1, 1999) to December 31, 2008

                                                                                                 Deficit
                                                                                               Accumulated
                                                                                                 During
                                                       Common Stock              Paid in       Exploration          Total
                                                   Shares         Amount         Capital          Stage            Equity
                                                   ------         ------         -------          -----            ------
Shares issued to founders at no par value            53,985      $      0       $       0       $        0       $        0

Net (Loss) for period                                                                             (600,000)        (600,000)
                                                -----------      --------       ---------       ----------       ----------
Balance, December 31, 2005                           53,985             0               0         (600,000)        (600,000)

Net (Loss) for period                                                                                    0                0
                                                -----------      --------       ---------       ----------       ----------
Balance, December 31, 2006                           53,985             0               0         (600,000)        (600,000)

Stock issued for debt - December 19, 2007
 at $0.01 per share                              20,200,000        20,200         181,800                0          202,000
Stock issued for services - December 19, 2007    30,000,000        30,000         (30,000)               0                0

Net (Loss) for period                                                                              (22,530)         (22,530)
                                                -----------      --------       ---------       ----------       ----------
Balance, December 31, 2007                       50,253,985        50,200         151,800         (622,530)        (420,530)

Stock issued for debt - August 1, 2008
 at $0.01 per share                                 200,000           200               0                0              200

Net (Loss) for period                                                                             (112,968)        (112,968)
                                                -----------      --------       ---------       ----------       ----------

Balance, December 31, 2008                       50,453,985      $ 50,400       $ 151,800       $ (735,498)      $ (533,298)
                                                ===========      ========       =========       ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                          SOUTHERN ENERGY COMPANY INC.
                         (An Exploration Stage Company)
                      Footnotes to the Financial Statements
                       From Inception to December 31, 2008
                             (Stated in US Dollars)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

     Southern Energy Company Inc. was incorporated in the state of California as Astro Systems and Engineering, Inc. on March 22, 1982. On May 28 1985, the company changed its name to Astro Sciences Corporation. On February 8 1996, the company changed its name to Chatcom, Inc. In September 1999 the company filed petition under Chapter XI of the Federal Bankruptcy Code. On August 15, 2007 the company changed its name to Southern Energy Company Inc. On December 13, 2007 the company re-domiciled to the state of Nevada.

     The company is in the business of finding and developing coal and related mineral properties in North and South America.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Accounting Method

     The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

     b. Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured.

     c. Income Taxes

     The Company prepares its tax returns on the accrual basis. The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     d. Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     e. Assets

     The company has cash $13 as of December 31, 2008.

     In accordance with FASB No. 89 paragraph 14 "Additional Disclosure by Enterprises with Mineral Resources Assets" the Company since inception has yet to establish proven or probable mining reserves and has no quantities of proved mineral reserves or probable mineral reserves. Moreover, the Company has not purchased or sold proved or probable minerals reserves since inception. Due to the fact that we have no proven or probable mining reserves the Company will record our exploration and development costs within operating expenses, as opposed to capitalizing those costs.

     f. Income

     Income represents all of the company's revenue less all its expenses in the period incurred. The Company has no revenues as of December 31, 2008 and has paid expenses of $735,498 since inception. For the year ended December 31, 2008 it has incurred expenses of $112,968.

     In accordance with FASB/ FAS 142 option 12, paragraph 11 "Intangible Assets Subject to Amortization", a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

     In accordance with FASB 144, 25, "An impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise and in income from continuing operations in the statement of activities of a not-for-profit organization. If a subtotal such as "income from operations" is presented, it shall include the amount of that loss." The Company has recognized the impairment of a long-lived asset by declaring that amount as a loss in income from operations in accordance with an interpretation of FASB 144.

     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

     In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

     In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

     In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

     In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

     In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

     In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

     g. Basic Income (Loss) Per Share

     In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2008, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     i. Cash and Cash Equivalents

     For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. As of December 31, 2008 the company has cash of $13.

     j. Liabilities

     Liabilities are made up of current liabilities and long-term liabilities. Current liabilities include accounts payable of $85,867 and a shareholders loan of $46,644. The long-term liabilities consist of a long-term loan of $397,800.

     Share Capital

     a) Authorized:

     75,000,000 common shares with a par value of $0.001

     b) Issued:

     As of December 31, 2008, there are 50,553,985 shares issued and outstanding at a value of $0.001 per share

     There are no preferred shares authorized. The Company has issued no preferred shares.

     The  Company  has  no  stock  option  plan,   warrants  or  other  dilutive
     securities.

NOTE 3 - GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

     As shown in the accompanying financial statements, the Company has incurred a net loss of $735,498 for the period from inception to December 31, 2008 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive
  Officer and/or Director          Age                    Position
  -----------------------          ---                    --------

Ricardo G. Munoz                   59       President, Secretary, Treasurer and
Casilla 127                                 Director
Correo de Paine
Paine, Santiago
Chile

Mr. Munoz has formal training as a mining technician. . His prior business experiences include work as a general manager for Medinah Mining, Inc from 1995 till 1999. In 2000 till 2003 Mr. Munoz worked for the South America Mining Corp as an exploration manager. In 2003 Mr. Munoz worked for Andacollo Mining as an exploration manager. From 2004 to the present date Mr. Munoz has worked on the Lota coal project as well as other projects in the Petorca Chile region.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until his successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the State of Nevada Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board.

SIGNIFICANT EMPLOYEES

     We have no significant employees other than our officer and/or director, Mr. Ricardo Munoz. Mr. Munoz currently devotes approximately 20 hours per week to company matters.

Mr. Munoz has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Mr. Munoz has not been convicted in any criminal proceeding (excluding traffic violations) nor is he subject of any currently pending criminal proceeding.

We conduct our business through agreements with consultants and arms-length third parties. We pay our consulting geologist the usual and customary rates received by geologists performing similar consulting services.

RESUME

RICARDO MUNOZ has served as President, Secretary and Treasurer of Southern Energy Company, Inc. since January 23 2009. From 1995 till 1999 Mr. Munoz worked as a general manager of Medinah Mining, Inc. In 2000 till 2003 Mr. Munoz worked for the South America Mining Corp as an exploration manager. In 2003 Mr. Munoz worked for Andacollo Mining as an exploration manager. From 2004 to the present date Mr. Munoz has worked on the Lota coal project as well as other projects in the Petorca Chile region.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

Our current director and officer is Ricardo G. Munoz.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending March 31, 2009:

                                              Annual Compensation                Long Term Compensation
                                       -------------------------------   -----------------------------------
                                                                         Restricted
                                                          Other Annual     Stock      Options/*      LTIP        All Other
    Name           Title       Year    Salary($)   Bonus  Compensation    Awarded      SARs(#)    payouts($)   Compensation
    ----           -----       ----    ---------   -----  ------------    -------      -------    ----------   ------------
Ricardo Munoz    President,    2009      $0         $0        $0         20,000,000      $0           $0            $0
                 Secretary,                                                shares
                 Treasurer,
                 and Director

There are no current employment agreements between the company and its officer/director.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 9, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                                 Amount and Nature    Percentage of
                                                                   of Beneficial         Common
Title of Class           Name and Address of Beneficial Owner        Ownership          Stock(1)
--------------           ------------------------------------        ---------          --------
Common Stock             Ricardo G. Munoz, Director                  30,000,000           42.6%
                         4321 7th Avenue                               Direct
                         Los Angeles, CA  90008

Common Stock             Officer and/or director as a Group          30,000,000           42.6%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 9, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2009, a total of 20,000,000 shares of Common Stock were awarded to Mr. Munoz in exchange for services rendered. All of such shares are "restricted" securities, as that term is defined by the Securities act of 1933, as amended, and are held by a director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2008, the total fees charged to the company for audit services, including quarterly reviews, were $Nil, for audit-related services were $Nil and for tax services were $Nil.

For the year ended December 31, 2007, there were no fees charged to the company for audit services, audit-related services and tax services.

                                     PART IV

ITEM 15. EXHIBITS

     Exhibit
     Number                              Description
     ------                              -----------

       3(i)           Articles of Incorporation*
       3(ii)          Bylaws*
      31.1            Sec. 302 Certification of Chief Executive Officer
      31.2            Sec. 302 Certification of Chief Financial Officer
      32.1            Sec. 906 Certification of Chief Executive Officer
      32.2            Sec. 906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2009       Southern Energy Company, Inc.


                     By: /s/ Ricardo G. Munoz
                         -------------------------------------------------------
                         Ricardo G. Munoz, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2009       Southern Energy Company, Inc.


                     By: /s/ Ricardo G. Munoz
                         -------------------------------------------------------
                         Ricardo G. Munoz, President, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)