Form 10-Q
period 2009-03-31
SOUTHERN ENERGY COMPANY, INC.
filed 2009-05-26
CIK 771642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2009

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from __________ to __________

                        Commission File Number: 000-20462


                          SOUTHERN ENERGY COMPANY, INC
             (Exact name of Registrant as specified in its charter)

             Nevada                                               95-3746596
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

    100 W. Liberty St. 10th Floor
            Reno, NV, 89505                           Telephone: 800-628-5764
(Address of principal executive offices)         (Registrant's telephone number,
                                                       including area code)

       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 70,376,485 shares of common stock issued and outstanding at May 19, 2009.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

                          SOUTHERN ENERGY COMPANY INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
                             (Stated in US Dollars)

                                                                   As of
                                                        March 31,          December 31,
                                                          2009                2008
                                                        ---------           ---------
                                                                            (Audited)
Assets

Current assets
  Cash                                                  $       7           $      13
                                                        ---------           ---------
Total current assets                                            7                  13
                                                        ---------           ---------

Total Assets                                            $       7           $      13
                                                        ---------           ---------

Liabilities

Current liabilities
  Accounts payable                                         92,477              85,867
  Shareholder Loan                                      $  53,264           $  49,644
                                                        ---------           ---------
Total current liabilities                                 145,741             135,511

Long term liabilities                                          --             397,800
                                                        ---------           ---------

Total Liabilities                                         145,741             533,311
                                                        =========           =========

Equity
  75,000,000 Shares Common Authorized,
   70,376,485 Shares Issued @ $0.001 Per Share             70,323              50,400
  Additional paid-in capital                              529,678             151,800
  Deficit accumulated during exploration stage           (745,734)           (735,498)
                                                        ---------           ---------
Total stockholders equity                                (145,734)           (533,298)

                                                        ---------           ---------

Total liabilites and stockholders equity                $       7           $      13
                                                        =========           =========


   The accompanying notes are an integral part of these financial statements.

                          SOUTHERN ENERGY COMPANY INC.
                         (An Exploration Stage Company)
                                Income Statement
                             (Stated in US Dollars)

                                                    For the               For the             From date of
                                                  three month           three month           reinstatement
                                                  period ended          period ended      (October 1, 1999) to
                                                    March 31,             March 31,             March 31,
                                                      2009                  2008                  2009
                                                  -----------           -----------           -----------
Revenue                                           $        --           $        --           $        --
                                                  -----------           -----------           -----------

Expenses
  Accounting & Professional Fees                       10,237                78,269               730,313
  Corporate State Filing Fees                              --                    --                15,421
                                                  -----------           -----------           -----------
Total Expenses                                         10,237                78,269               745,734
                                                  -----------           -----------           -----------

Provision for Income Tax                                   --                    --                    --
                                                  -----------           -----------           -----------

Net Income (Loss)                                 $   (10,237)          $   (78,269)          $  (745,734)
                                                  ===========           ===========           ===========

Basic & Diluted (Loss) per Common Share                (0.000)               (0.000)
                                                  -----------           -----------

Weighted Average Number of Common Shares           62,851,041            50,253,985


   The accompanying notes are an integral part of these financial statements.

                          SOUTHERN ENERGY COMPANY INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)

                                                            For the             For the           From date of
                                                          three month         three month         reinstatement
                                                          period ended        period ended    (October 1, 1999) to
                                                            March 31,           March 31,           March 31,
                                                              2009                2008                2009
                                                           ----------          ----------          ----------
OPERATING ACTIVITIES
  Net income (loss)                                        $  (10,237)         $  (78,269)         $ (745,734)
  Accounts payable                                                760              77,396              92,477
                                                           ----------          ----------          ----------
NET CASH USED IN OPERATING ACTIVITIES                          (9,477)               (873)           (653,257)

INVESTING ACTIVITIES
  Purchase of mineral claim                                        --                  --                  --
                                                           ----------          ----------          ----------
NET CASH USED IN INVESTING ACTIVITIES                              --                  --                  --

FINANCING ACTIVITIES
  Common shares issued at founders @ $0.001 per share          19,923                  --              70,323
  Additional paid-in capital                                  377,878                  --             529,678
  Longterm Loan                                            (  397,800)                 --                  --
  Shareholders Loan                                             3,347               1,257              53,264
                                                           ----------          ----------          ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       3,347               1,257             653,264

Cash at beginning of period                                        13                  --                  --
                                                           ----------          ----------          ----------
CASH AT END OF PERIOD                                      $   (6,117)         $      384          $        7
                                                           ==========          ==========          ==========
Cash Paid For:
  Interest                                                 $       --          $       --          $       --
                                                           ==========          ==========          ==========
  Income Tax                                               $       --          $       --          $       --
                                                           ==========          ==========          ==========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service             $       --          $       --          $       --
                                                           ==========          ==========          ==========
  Stock issued for accounts payable                        $       --          $       --          $       --
                                                           ==========          ==========          ==========
  Stock issued for notes payable and interest              $       --          $       --          $       --
                                                           ==========          ==========          ==========
  Stock issued for convertible debentures and interest     $       --          $       --          $       --
                                                           ==========          ==========          ==========
  Convertible debentures issued for services               $       --          $       --          $       --
                                                           ==========          ==========          ==========
  Warrants issued                                          $       --          $       --          $       --
                                                           ==========          ==========          ==========
  Stock issued for penalty on default of convertible
   debentures                                              $       --          $       --          $       --
                                                           ==========          ==========          ==========
  Note payable issued for finance charges                  $       --          $       --          $       --
                                                           ==========          ==========          ==========
  Forgiveness of note payable and accrued interest         $       --          $       --          $       --
                                                           ==========          ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                          SOUTHERN ENERGY COMPANY INC.
                         (An Exploration Stage Company)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
         From date of reinstatement (October 1, 1999) to March 31, 2009
                             (Stated in US Dollars)

                                                                                   Deficit
                                                                                 Accumulated
                                                                                   During
                                             Common Stock           Paid in      Exploration       Total
                                         Shares        Amount       Capital         Stage          Equity
                                         ------        ------       -------         -----          ------
Shares issued to founders
 at no par value                           53,985     $    --      $     --      $      --       $      --

Net (Loss) for period                                                             (600,000)       (600,000)
                                      -----------     -------      --------      ---------       ---------
Balance, December 31, 2006                 53,985          --            --       (600,000)       (600,000)

Stock issued for debt -
 December 19, 2007 at $0.01
 per share                             20,200,000      20,200       181,800                        202,000

Stock issued for services -
 December 19, 2007                     30,000,000      30,000       (30,000)                            --

Net (Loss) for period                                                              (22,530)        (22,530)
                                      -----------     -------      --------      ---------       ---------
Balance, December 31, 2007             50,253,985      50,200       151,800       (622,530)       (420,530)

Stock issued for debt -
 August 1, 2008 at $0.01
 per share                                200,000         200             0                            200

Net (Loss) for period                                                             (112,967)       (112,967)
                                      -----------     -------      --------      ---------       ---------
Balance, December 31, 2008             50,453,985      50,400       151,800       (735,497)       (533,297)

Stock issued for debt -
 February 2, 2009 at $0.0113
 per share                                 75,000          75           775                            850

Stock issued for debt -
 February 3, 2009 at $0.02
 per share                             19,847,500      19,848       377,103                        396,950

Net (Loss) for period                                                              (10,237)        (10,237)
                                      -----------     -------      --------      ---------       ---------

Balance, March 31, 2009                70,376,485     $70,323      $529,678      $(745,734)      $(145,734)
                                      ===========     =======      ========      =========       =========


   The accompanying notes are an integral part of these financial statements.

                          Southern Energy Company Inc.
                         (An Exploration Stage Company)
                      Footnotes to the Financial Statements
                        From Inception to March 31, 2009
                             (Stated in US Dollars)


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

     b. Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured.

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

     e. Assets

     The company had cash of $7 as of March 31, 2009.

     f. Income

     Income represents all of the company's revenue less all its expenses in the period incurred. The Company has no revenues as of March 31, 2009 and has paid expenses of $745,734 since inception. For the three-month period ending March 31, 2009 it has incurred expenses of $10,237.

     g. Recent Account Pronouncements

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

     h. Basic Income (Loss) Per Share

     In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2009, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     i. Cash and Cash Equivalents

     For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. As of March 31, 2009 the company had cash of $7.

     j. Liabilities

     Liabilities are made up of current liabilities and long-term liabilities. Current liabilities include accounts payable of $92,477. There are no long-term liabilities outstanding for the company.

     Share Capital

     a) Authorized:

     100,000,000 common shares with a par value of $0.001

     b) Issued:

     As of March 31, 2009,  there are seventy  million three hundred seventy six
     thousand  four  hundred  eighty  five.   (70,376,485)   shares  issued  and
     outstanding at a value of $0.001 per share

     There are no preferred shares authorized. The Company has issued no preferred shares.

     The  Company  has  no  stock  option  plan,   warrants  or  other  dilutive
     securities.

     k. Advertising

     The company has not paid any advertising expenses to date.

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

     As shown in the accompanying financial statements, the Company has incurred a net loss of $745,734 for the period from inception to March 31, 2009 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding Southern Energy Company Inc.'s (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we," "us," "our," and "our company" mean Southern Energy Company Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

OVERVIEW.

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

We are an exploration stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our exploration program. We will require financing in order to conduct the exploration program described in the section entitled, "Business of the Issuer."

We are not a "blank check company," as we do not intend to participate in a reverse acquisition or merger transaction. A "blank check company" is defined by securities laws as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2009.

The accompanying financial statements show that the Company has incurred a net loss of $10,237 for the three month period ended March 31, 2009 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

LIQUIDITY AND FINANCIAL CONDITION.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next year. In addition, we do not have sufficient cash and cash equivalents to execute our operations for the next year. We will need to obtain additional financing to operate our business for the next twelve months. We will raise the capital necessary to fund our business through a private placement and public offering of our common stock. Additional financing, whether through public or private equity or debt financing, arrangements with shareholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing shareholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

OFF-BALANCE SHEET ARRANGEMENTS.

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

INFLATION.

In the opinion of management, inflation has not had a material effect on our operations.

CONSULTANTS.

The Company currently has no stock option plan.

RESEARCH AND DEVELOPMENT EXPENDITURES.

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS.

We do not own, either legally or beneficially, any patent or trademark.

REGISTRATION STATEMENT.

On June 27, 2006, we filed a SB-1 with the Security and Exchange Commission as defined in Rule 12b-2 (ss. 240.12b-2) of the Securities Exchange Act of 1934 (the "Exchange Act"). The purpose of this registration was to register a class of securities under Section 12 (g) of the Exchange Act. In July of 2006, The Company filed an amendment to the registration statement on the form SB-1.

HOLDERS OF OUR COMMON STOCK.

As of March 31, 2009, we had approximately 270 stockholder(s) holding 70,376,485 shares of our common stock.

DIVIDENDS.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     1. We would not be able to pay our debts as they become due in the usual course of business; or

     2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

ITEM 3. CONTROLS AND PROCEDURES.

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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending March 31, 2009.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                          Description of Exhibit
--------------                          ----------------------
     3.1            Articles of Incorporation(1)

     3.2            Bylaws(1)

     31.1 Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

     32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

----------
(1) Filed with the SEC as an exhibit to our Company's Registration Statement on Form S-3, filed with the Commission on November 21, 1995.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2009

Southern Energy Company Inc.

     Signature                           Title                          Date
     ---------                           -----                          ----


By: /s/ Ricardo Munoz            Chief Executive Officer,           May 19, 2009
-----------------------------    Chief Financial Officer,
Ricardo Munoz                    President, Secretary, Treasurer
                                 and Director (Principal
                                 Executive Officer and Principal
                                 Accounting Officer)